Form 10QSB
period 1996-06-30
VARI L CO INC
filed 1996-08-14
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC.  20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission File No. 0-23866
June 30, 1996

                            VARI-L COMPANY, INC.

           (Exact name of Registrant as specified in its charter.)

        Colorado                                      06-0679347
(State of Incorporation)               (I.R.S. Employer identification No.)

                            11101 E. 51st Avenue
                           Denver, Colorado 80239
                  (Address of principal executive offices)

                               (303) 371-1560
            (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes----X----      No--------

   The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

          Class of Securities                Outstanding Securities
             $0.01 par value                    3,692,543 shares
             Common shares

                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            VARI-L COMPANY, INC.

                               BALANCE SHEETS

                     JUNE 30, 1996 AND DECEMBER 31, 1995



                                            6/30/96              12/31/95
ASSETS                                    (UNAUDITED)            (AUDITED)
- - ------                                    -----------            ---------

Current Assets:

  Cash and cash equivalents               $2,735,713            $5,868,210
  Receivables:
     Trade, less $10,000 allowance
       for doubtful accounts               2,236,276             2,292,168
     Lease acquisition costs advanced        569,254                     0
  Inventories                              8,536,459             5,580,984
  Prepaid expenses and other               1,284,442               737,083
                                          ----------            ----------

        Total Current Assets              15,362,144            14,478,445
                                          ----------            ----------

Property and Equipment:

  Machinery and equipment                  9,189,976             7,053,052
  Furniture and fixtures                     992,030               857,644
  Leasehold improvements                   2,082,805             1,366,977
                                          ----------            ----------
                                          12,264,811             9,277,673

  Less accumulated depreciation
     and amortization                      2,422,181             2,229,593
                                          ----------            ----------
        Net Property and Equipment         9,842,630             7,048,080
                                          ----------            ----------

Other Assets:

  Long-term inventories                      307,000               307,000
  Covenant not to compete                     63,736               114,656
  Other                                      530,517               292,253
                                          ----------            ----------

        Total Other Assets                   901,253               713,909
                                          ----------            ----------

TOTAL ASSETS                             $26,106,027           $22,240,434
- - ------------                             ===========           ===========

                                                                (Continued)

               See Accompanying Notes to Financial Statements.

                            VARI-L COMPANY, INC.

                     JUNE 30, 1996 AND DECEMBER 31, 1995


                                            6/30/96              12/31/95
LIABILITIES AND STOCKHOLDERS' EQUITY      (UNAUDITED)            (AUDITED)
- - ------------------------------------      -----------            ---------
Current Liabilities:

  Bank line of credit                     $ 1,010,499           $1,847,302
  Current installments of:
     Long-term debt                           553,864              480,253
     Obligations under capital leases          20,193               20,193
     Subordinated debentures                        0              112,500
  Financed insurance premiums                  97,203                    0
  Trade accounts payable                    1,883,593            1,212,942
  Accrued expenses                            416,479              389,129
  Income taxes payable                        322,634                    0
                                           ----------           ----------

        Total Current Liabilities           4,304,465            4,062,319

Long-term debt                              4,450,710            1,730,275
Obligations under capital leases                7,253               22,563
Deferred income taxes                         183,823              183,823
                                           ----------           ----------

        Total Liabilities                   8,946,251            5,998,980
                                           ----------           ----------

Stockholders' Equity:

  Common stock, $.01 par value,
     50,000,000 and 10,000,000 shares
     authorized; 3,692,543 and 3,624,977
     shares outstanding, respectively          39,155               38,479
  Paid-in capital                          12,317,431           11,845,327
  Retained earnings                         4,821,890            4,376,348

  Less:
     Loans for purchase of stock              (18,700)
(18,700)
                                           ----------           ----------

        Total Stockholders' Equity         17,159,776           16,241,454
                                           ----------           ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $26,106,027          $22,240,434
- - ----------------------                    ===========          ===========

               See Accompanying Notes To Financial Statements.

                            VARI-L COMPANY, INC.

                            STATEMENTS OF INCOME

                      FOR THE THREE MONTH PERIODS ENDED
                       JUNE 30, 1996 AND JUNE 30, 1995
                                     AND
                       FOR THE SIX MONTH PERIODS ENDED
                       JUNE 30, 1996 AND JUNE 30, 1995




                    THREE MONTHS   THREE MONTHS   SIX MONTHS    SIX MONTHS
                       6/30/96        6/30/95       6/30/96       6/30/95
                     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                     ----------     ----------    ----------    ----------

Net sales            $2,563,370     $2,012,796    $5,181,466    $4,247,420
Cost of
  products sold       1,305,677        980,881     2,588,254     2,067,882
                     ----------     ----------    ----------    ----------

Gross profit          1,257,693      1,031,915     2,593,212     2,179,538
                     ----------     ----------    ----------    ----------

Other costs and
  expenses:
  General and
    administrative      290,299        233,318       584,299       511,200
  Engineering           157,981        120,623       321,291       261,557
  Selling               326,703        291,655       694,445       589,086
  Interest expense      108,808         72,947       208,341       137,712
  Interest income       (35,960)       (17,334)      (98,868)
(41,907)
  Other                  59,059         68,416       115,528       135,831
                     ----------     ----------    ----------    ----------
                        906,890        769,625     1,825,036     1,593,479
                     ----------     ----------    ----------    ----------

Income before taxes     350,803        262,290       768,176       586,059
Income taxes            147,337        110,162       322,634       246,145
                     ----------     ----------    ----------    ----------

NET INCOME           $  203,466     $  152,128    $  445,542    $  339,914
- - ----------           ==========     ==========    ==========    ==========


Primary and fully-
    diluted earnings
    per common share
    and common share
    equivalents      $     0.05     $     0.05    $    .11 $     $    0.12
                     ==========     ==========    ==========     =========

Weighted average
  shares outstanding  3,900,436      2,921,539     3,924,015     2,794,230
                     ==========     ==========     =========     =========

               See Accompanying Notes to Financial Statements.

                            VARI-L COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTH PERIODS ENDED
                       JUNE 30, 1996 AND JUNE 30, 1995



                                            SIX MONTHS        SIX MONTHS
                                               ENDED             ENDED
                                              6/30/96           6/30/95
                                            (UNAUDITED)       (UNAUDITED)
                                            -----------       -----------
Net cash used in
  operating activities (Note 6)             $(1,975,521)      $(1,045,621)
                                            -----------       -----------

Cash flows from investing activities:
  Net purchases of property and equipment    (2,987,138)         (874,409)
                                            -----------       -----------

     Net cash used in investing
        activities                           (2,987,138)         (874,409)
                                            -----------       -----------

Cash flows from financing activities:

  Lease acquisition costs advanced             (569,254)                0
  Net increase in long-term debt              2,794,046           979,074
  Net repayments of
     capital lease obligations                  (15,310)         (216,326)
  Repayments of subordinated debentures        (112,500)          (12,500)
  Net borrowings (repayments) under
     bank line of credit                       (836,803)          145,148
  Net proceeds  under
     insurance financing                         97,203            91,270
  Proceeds from stock issuances,
     net of income tax benefit and
     offering costs.                            472,780         2,493,985
                                            -----------       -----------

        Net cash provided by
           financing activities               1,830,162         3,480,651
                                            -----------       -----------

        Net (decrease) increase
           in cash                           (3,132,497)        1,560,621

Beginning cash                                5,868,210         1,459,208
                                            -----------        ----------

ENDING CASH                                 $ 2,735,713        $3,019,829
                                            ===========        ==========

Supplemental disclosure of cash flows
  information:

  Cash paid for interest                    $   190,270        $  145,341
                                            ===========        ==========

  Cash paid for income taxes                $         0        $        0
                                            ===========        ==========

               See Accompanying Notes to Financial Statements.

                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS

  Vari-L Company, Inc. (the Company), was founded in 1953 and is a manufacturer of electronic components used in commercial and military communications systems where electrical processing of radio frequency signals is required.

NOTE 1 - FINANCIAL PRESENTATION

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 and notes thereto.

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, the results of its operations for the three-month and six-month periods ended
June 30, 1996 and   June 30, 1995 and its cash flows for the six-month
periods ended June 30, 1996 and June 30, 1995. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                          6/30/96                12/31/95
                                        (Unaudited)              (Audited)
                                       ------------             ----------

Finished goods                         $  1,668,131            $   963,556
Work in process                           3,332,911              2,397,774
Raw materials                             3,332,005              2,016,600
Gold bullion                                203,412                203,054
                                       ------------            -----------
                                       $  8,536,459            $ 5,580,984
                                       ============            ===========

Long-term inventories                  $    307,000            $   307,000
                                       ============            ===========

NOTE 3 - INCOME TAXES

Income tax expense reflects effective tax rates of 42%.

NOTE 4 - COMMON STOCK

Stock Grant Plan

In their annual meeting held on June 26, 1996, the stockholders approved and ratified the Stock Grant Plan that was adopted by the Company in June 1995. Pursuant to the plan, selected persons will receive awards of shares of the Company's common stock. The plan is administered by the Company's Compensation Committee ("the Committee") and a maximum of 100,000 shares may be issued under the plan. Each Committee member is entitled to receive an automatic grant of 50 shares per month on the first day of each month. Pursuant to the plan, 1,200 shares of stock were retroactively owed and subsequently issued to the Committee members.

Authorized Number of Shares

In their annual meeting held on June 26, 1996, the stockholders approved an amendment to the Company's Articles of Incorporation increasing the authorized number of the Company's $.01 par value Common Stock to 50 million shares.

                            VARI-L COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 5 - CREDIT FACILITY

The Company has a new Term Loan and Credit Agreement (The "Credit
Agreement") with a bank (the "Bank") consisting of a line of credit and a term loan.

The new Agreement is dated May 17, 1996 and increases the total credit facility to $8,500,000 from $5,000,000. The line of credit now provides for borrowings up to $3,500,000, up from $2.5 million, and interest is payable monthly, calculated at prime. The line matures April 30, 1997. At June 30, 1996 the balance due to the Bank under the line of credit was $1,010,499. The term loan portion of the facility was increased to $5,000,000 from approximately $2,029,000, the combined balance of the former two term loans. Interest accrues on the outstanding principal balance at 8.75% and monthly principal and interest payments of $79,812 are required. The term loan matures on May 17, 1999. Proceeds from the term loan were used to pay down the former line of credit and two term loans and to purchase $1,069,000 in U.S. Government securities. At June 30, 1996, the balance due to the Bank under the term loan was $5,000,000.


NOTE 6 - RECONCILIATION OF NET INCOME TO NET CASH
         USED IN OPERATING ACTIVITIES

The reconciliation of net income to net cash used in operating activities for the six-month periods ended June 30, 1996 and June 30, 1995 is as follows:

                            VARI-L COMPANY, INC.

NOTE 6 - RECONCILIATION OF NET INCOME TO NET CASH
         USED IN OPERATING ACTIVITIES, CONTINUED



                                           SIX MONTHS         SIX MONTHS
                                              ENDED              ENDED
                                             6/30/96            6/30/95
                                           (UNAUDITED)        (UNAUDITED)
                                           -----------        -----------

Net Income                                 $   445,542         $  339,914
                                           -----------         ----------
Adjustments to reconcile net
  income to net cash used in
  operating activities:
     Depreciation and amortization             192,588             76,707
     Amortization of covenant
        not to compete                          50,920             50,920
     Changes in assets and liabilities:
           Decrease (increase) in accounts
            receivable                          55,892           (420,435)
           Increase in inventories          (2,955,475)          (714,474)
           Increase in prepaid expenses
            and other                         (547,359)          (304,401)
           (Increase) decrease in
            other assets                      (238,264)             9,089
           Increase (decrease) in accounts
            payable                            670,651           (243,648)
           Increase (decrease) in accrued
            expenses                            27,350            (85,438)
           Increase in income
            taxes payable                      322,634            246,145
                                           -----------        -----------

           Total adjustments                (2,421,063)        (1,385,535)
                                           -----------        -----------
NET CASH USED IN
  OPERATING ACTIVITIES                     $(1,975,521)       $(1,045,621)
                                           ===========        ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included herein.

The business of the Company is the design, manufacture and marketing of a wide range of signal processing components and devices which are used in communications equipment and systems such as cellular telephones and base stations, local area computer networks, and satellite communications equipment, as well as military and aerospace applications, such as advanced radar systems, missile guidance systems, and navigational systems. The Company sells its products primarily to original equipment manufacturers of communications systems.

Over the last several years, the Company has focused on manufacturing and marketing its products for the commercial marketplace, rather than manufacturing primarily for the military and defense-related markets.
This effort has included the introduction of new products, the redesign of existing products, implementation of various cost containment measures and increased advertising and marketing efforts.

The Company's first product line is a line of Discrete components which are microwave signal processing components primarily used in military and space applications. Among these products are power dividers and combiners used for directing radio frequency ("RF") and microwave signals, solid state switches used to change the direction or timing of RF and microwave signals, transformers used to convert high-power signals to lower-powered signals, mixers, phase detectors which are used to convert RF and microwave signals into usable information, and data and frequency doublers and synthesizers used as sources for RF and microwave signals. This line currently accounts for approximately 17% of the Company's revenues.

One of the Company's major product lines is based on the patented design of its voltage controlled oscillator ("VCO") and other components built with VCOs by the Company. VCOs are components which provide a precise signal source within a frequency range. They are widely used in transmitting and receiving equipment. The Company's patented technology enables its VCOs to operate with approximately 20% of the input power requirements of its competitors. This unique feature, combined with the VCO's high quality performance, allows the Company's VCOs to be utilized in battery operated and other low-power applications with better performance than competing products. The Company's "wide-band" VCO line currently accounts for approximately 34% of its revenues.

The Company introduced its newest product, the low-cost VCO, in February 1994. This product is a very narrow band VCO which is priced at approximately 75% less than the Company's wide-band VCOs. These VCOs are designed to perform at high levels of efficiency while being competitively priced. The narrow-band VCO line currently accounts for approximately 38% of the Company's revenues.

The Company introduced its phase locked loop synthesizer ("PLL") line in 1993. The PLL is a device made up of several components, including the Company's patented VCO and an integrated circuit. PLLs are utilized in both transmitting and receiving equipment. The PLL's function is to lock onto stable reference signals and convert them into stable frequencies which may be detected and utilized by communications equipment. This line currently accounts for approximately 6% of the Company's revenues.

The PLL and the narrow-band VCO product lines, which comprise the Company's principal commercial products, have common raw materials, assembly and production techniques and are designed to take advantage of the economies of high volume, high speed, automated assembly.


RESULTS OF OPERATIONS

Three months ended
June 30, 1996 and June 30, 1995

and the Six Months ended
June 30, 1996 and June 30, 1995

                               TOTAL REVENUES

Sales revenues increased approximately $551,000 (27%) in the three months ended June 30, 1996 as compared with the three months ended June 30 1995, from $2,012,796 to $2,563,370. Sales revenues increased approximately $934,000 (22%) in the six months ended June 30, 1996 as compared with the six months ended June 30, 1995, from $4,247,420 to $5,181,466. The growth in sales revenues reflects the Company's ongoing success in selling into the commercial marketplace with its narrow-band VCOs and PLLs while maintaining its existing markets in military products.

In the first six months of 1996, the composition of sales revenues was 17% Discrete, 34% wide-band VCOs, 5% "Combination" sales of wide-band VCO and Discrete products, 38% narrow-band VCO's and 6% PLL. In the first six months of 1995, the composition of sales revenues was 28% Discrete, 47% wide-band VCOs, 0% "Combination" sales of wide-band VCO and Discrete products, 22% narrow-band VCOs and 3% PLLs,

                             COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenues, was 51% in the three months ended June 30, 1996 and 49% in the three months ended June 30, 1995. Cost of goods sold, as a percent of sales revenues, was 50% in the six months ended June 30, 1996 and 49% in the six months ended June 30, 1995. The increases in the 3- month and 6-month periods ended June 30, 1996 reflect increased depreciation expense on the significant capital equipment purchases and leasehold improvements made during the prior twelve-month period.

                       SELLING AND ENGINEERING EXPENSE

Selling expenses increased approximately $35,000, or 12%, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Selling expenses increased approximately $105,000, or 18%, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Increased selling expenses primarily reflect increased sales personnel. Since March 31, 1995, the Company has added an International Sales Manager, a Military/Aerospace Sales Manager, and two staff positions in the Sales Department.

Engineering expenses increased approximately $37,000, or 31%, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Engineering expenses increased approximately $60,000, or 23%, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. These increases reflect ongoing additions to the engineering staff, and related equipment costs and expenses, to support continued development of the narrow-band VCOs and PLLs for high-volume commercial sales, and new development in the military/aerospace product lines.

                GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $57,000, or 24% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. General and administrative expenses increased approximately $73,000, or 14%, in the six months ended June 30, 1996 as compared with the six months ended June 30, 1995. Increases to G&A primarily reflect increased staffing in the personnel and accounting departments, in line with the growth of the Company.

Other expenses decreased approximately $9,400 (14%) in the three months ended June 30, 1996 as compared with the three months ended June 30, 1995. Other expenses decreased approximately $20,000 (15%) in the six months ended June 30, 1996 as compared with the six months ended June 30, 1995 due to full amortization in 1995 of costs related to the Company's December 1993 private offering.

                         INTEREST INCOME AND EXPENSE

The Company manages its credit facility and mutual fund investments in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund purchased with proceeds from the Company's April 1994 public offering and the 1995 and 1996 warrant
exercises.   A portion of the proceeds from its new credit facility were also invested in this fund. Interest income was approximately $36,000 for the three months ended June 30, 1996 as compared to approximately $17,000 for the three months ended June 30, 1995. Interest income was approximately $99,000 for the six months ended June 30, 1996 as compared to approximately $42,000 for the six months ended June 30, 1995. Interest expense increased approximately $36,000 (49%) for the three months ended June 30, 1996 as compared with the three months ended June 30, 1995. Interest expense increased approximately $71,000 (51%) for the six months ended June 30, 1996 as compared with the six months ended June 30, 1995. Changes in the amounts of interest income and expense reflect the underlying amounts of the mutual fund investment and debt outstanding under the credit facility.

                        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $116,000 (151%) for the six months ended June 30, 1996 as compared with the six months ended June 30, 1995, reflecting depreciation on approximately $5.6 million in property and equipment acquired by the Company since June 30, 1995.

FINANCIAL CONDITION

                                  LIQUIDITY

At June 30, 1996, the Company's working capital was $11.1 million compared to $10.4 million at December 31, 1995. The Company's current ratio was
3.6 to 1 at both June 30, 1996 and December 31, 1995.

                              CAPITAL RESOURCES

The Company has a new Term Loan and Credit Agreement (the "Agreement") with a bank (the "Bank") consisting of a line of credit and a term loan.

The Company and the Bank entered into a new loan agreement on May 17, 1996, increasing the size of the total credit facility to $8,500,000. The line of credit now provides for borrowings up to $3.5 million, and interest is payable monthly, calculated at prime. The line of credit matures on April 30, 1997. At June 30, 1996, the balance due to the Bank under the line of credit was $1,010,499. The term loan portion of the credit facility was increased to $5,000,000 from a balance of approximately $2,000,000. The term loan had a balance as of June 30, 1996 of $5,000,000. Interest accrues on the outstanding principal balance at 8.75%, and monthly principal and interest payments of $79,812 are required. This term loan matures on May 17, 1999. Proceeds from the term loan were used to pay down the former line of credit and the two term loans, and to purchase $1,069,000 of a U.S. government securities mutual fund.

During 1993, the Company financed the acquisition of capital equipment through capital leases having maturity dates through 1998. At June 30, 1996, the balance due under these leases was $27,446. The lease payments are calculated using interest rates with an average of approximately 11%.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $97,203 as of June 30, 1996 and are paid in monthly installments of $16,732 at interest rates of 7.5% and 8.81%.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that it has sufficient financial resources available to execute its growth plans by virtue of the funding provided by its April 1994 public offering and the 1995 and 1996 warrant exercises.

                                   BACKLOG

The Company's total backlog of unfilled firm customer orders ("backlog") at June 30, 1996 was $13.6 million compared with $10.2 million at June 30, 1995. Backlog at December 31, 1995 was $14.1 million.

Levels of bookings of new customer orders are lower in the first six months of 1996, as compared to the first six months of 1995, due to industry-wide delays in the rollout of the domestic personal communications services (PCS) market. However, orders are expected to accelerate during the second half of 1996.



                            VARI-L COMPANY, INC.

                         PART II--OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS
         None

ITEM 2   CHANGES IN SECURITIES
         In their annual meeting held on June 26, 1996, the stockholders approved an amendment to the Company's Articles of Incorporation increasing the authorized number of the Company's $.01 Common Stock to 50 million shares.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Company's annual meeting of shareholders was held on June 26, 1996. At the meeting Joseph H. Kiser, David G. Sherman, Alwin E. Branson, William P. O'Connor Jr., Sarah L. Booher and David A. Lisowski were elected as directors. The shareholders also ratified the appointment of Haugen, Springer & Co. as the Company's independent public accountants for the year ending December 31, 1996. In addition, the shareholders approved an amendment to the Company's Articles of Incorporation increasing the authorized number of shares of the Company's $.01 par value Common Stock to 50 million shares and an amendment to the Company's Tandem Stock Option and Stock Appreciation Rights Plan to, among other matters, increase the number of shares authorized under the Plan to 3 million shares. The shareholders also approved and ratified the Company's Stock Grant Plan. The shareholders did not approve the proposal for an amendment to the Company's Articles of Incorporation authorizing the issuance of up to 5 million shares of a new class of Preferred Stock.

         The number of votes cast for, withheld or broker nonvotes for each director nominee was as follows:

         Nominee                          For         Against       Broker
                                                                    Nonvotes
         Joseph H. Kiser               3,171,579      62,764           0
         David G. Sherman              3,167,436      66,907           0
         Alwin E. Branson              3,171,686      62,657           0
         William P. O'Connor, Jr.      3,165,795      68,548           0
         Sarah L. Booher               3,156,846      77,497           0
         David A. Lisowski             3,156,901      77,442           0

         The number of votes cast for, against, abstentions and broker nonvotes for ratification of the auditors was as follows:

                       For          Against       Abstain   Broker Nonvotes

                    3,211,740        9,349        13,254           0

         The number of votes cast for, against, abstentions and broker nonvotes for the amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock was as follows:

                       For          Against       Abstain   Broker Nonvotes

                    3,007,103       202,109       19,556         5,575

         The number of votes cast for, against, abstentions and broker nonvotes for the amendment to the Articles of Incorporation to add a class of Preferred Stock was as follows:

                       For          Against       Abstain   Broker Nonvotes

                    1,738,216       229,796       61,845       1,204,486

         The number of votes cast for, against, abstentions and broker nonvotes for the amendments to the Company's Tandem Plan was as follows:

                       For          Against       Abstain   Broker Nonvotes

                    1,933,371       158,040       39,050       1,103,882

         The number of votes cast for, against, abstentions and broker nonvotes for the Stock Grant Plan was as follows:

                       For          Against       Abstain   Broker Nonvotes

                    2,036,394       158,522       34,226       1,005,201

         Because the election of directors, ratification of auditors, increase in the authorized number of shares of Common Stock and approval and ratification of the Stock Grant Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the shareholders were voted by the brokers at their discretion. The proposals to add a class of Preferred Stock and to amend the Tandem Plan were considered nonroutine, and therefore, the brokers did not have the discretion to vote on those proposals.

ITEM 5    OTHER INFORMATION
          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.1 Term Loan and Credit Agreement between the Company and Norwest Bank Colorado, National Association, dated May 17, 1996

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VARI-L COMPANY, INC.




Date: August 9, 1996                 By:/s/  Jon L. Clark
                                     Jon L. Clark, V.P. Finance and
                                     Principal Financial and
                                     Accounting Officer

                                EXHIBIT INDEX


EXHIBIT                                      METHOD OF FILING
- - -------                                      ----------------

10.1      Term Loan and Credit Agreement
          between the Company and
          Norwest Bank Colorado,
          National Association,
          dated May 17, 1996                 Filed herewith electronically

27        Financial Data Schedule            Filed herewith electronically
