Form 10QSB
period 1996-09-30
VARI L CO INC
filed 1996-11-01
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission File No. 0-23866
September 30, 1996

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

                   Yes----X----         No--------

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

    Class of Securities                      Outstanding Securities
      $0.01 par value                           3,805,838 shares
       Common shares

                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            VARI-L COMPANY, INC.

                               BALANCE SHEETS

                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                   9/30/96    12/31/95
ASSETS                                           (UNAUDITED)  (AUDITED)
------                                           -----------  ---------
Current Assets:

  Cash and cash equivalents                      $1,655,877  $5,868,210
  Receivables:
    Trade, less $10,000 allowance
      for doubtful accounts                       2,133,433   2,292,168
    Lease acquisition costs advanced                656,485           0
  Inventories                                     8,102,999   5,580,984
  Prepaid expenses and other                      1,205,583     737,083
                                                 ----------  ----------

        Total Current Assets                     13,754,377  14,478,445
                                                 ----------  ----------

Property and Equipment:

  Machinery and equipment                        11,354,317   7,053,052
  Furniture and fixtures                          1,002,821     857,644
  Leasehold improvements                          2,269,098   1,366,977
                                                 ----------  ----------
                                                 14,626,236   9,277,673

  Less accumulated depreciation
    and amortization                              2,536,611   2,229,593
                                                 ----------  ----------
        Net Property and Equipment               12,089,625   7,048,080
                                                 ----------  ----------

Other Assets:

  Long-term inventories                             307,000     307,000
  Covenant not to compete                            38,276     114,656
  Other                                             545,373     292,253
                                                 ---------- -----------

        Total Other Assets                          890,649     713,909
                                                 ---------- -----------

TOTAL ASSETS                                    $26,734,651 $22,240,434
------------                                    =========== ===========

     (Continued)

               See Accompanying Notes to Financial Statements.

                            VARI-L COMPANY, INC.

                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                   9/30/96    12/31/95
LIABILITIES AND STOCKHOLDERS' EQUITY             (UNAUDITED)  (AUDITED)
------------------------------------             -----------  ---------
Current Liabilities:

  Bank line of credit                           $ 1,695,409  $1,847,302
  Current installments of:
    Long-term debt                                  554,894     480,253
    Obligations under capital leases                 20,193      20,193
    Subordinated debentures                               0     112,500
  Financed insurance premiums                        71,343           0
  Trade accounts payable                          1,927,488   1,212,942
  Accrued expenses                                  205,562     389,129
  Income taxes payable                              261,469           0
                                                 ----------  ----------

        Total Current Liabilities                 4,736,358   4,062,319

Long-term debt                                    4,327,079   1,730,275
Obligations under capital leases                      4,309      22,563
Deferred income taxes                                     0     183,823
                                                 ----------  ----------

        Total Liabilities                         9,067,746   5,998,980
                                                 ----------  ----------

Stockholders' Equity:

  Common stock, $.01 par value,
    50,000,000 and 10,000,000 shares
    authorized; 3,805,838 and 3,624,977
    shares outstanding, respectively                 40,288      38,479
  Paid-in capital                                12,631,239  11,845,327
  Retained earnings                               5,014,078   4,376,348

  Less:
    Loans for purchase of stock                     (18,700)    (18,700)
                                                 ----------  ----------

        Total Stockholders' Equity               17,666,905  16,241,454
                                                 ----------  ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $26,734,651 $22,240,434
----------------------                          =========== ===========

               See Accompanying Notes To Financial Statements.

                            VARI-L COMPANY, INC.

                            STATEMENTS OF INCOME

                      FOR THE THREE MONTH PERIODS ENDED
                  SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                     AND
                      FOR THE NINE MONTH PERIODS ENDED
                  SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995



                    THREE MONTHS THREE MONTHS  NINE MONTHS  NINE MONTHS
                       9/30/96      9/30/95      9/30/96      9/30/95
                     (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
                     ----------   ----------   ----------   ----------

Net sales            $2,601,196   $2,232,336   $7,782,662   $6,479,756
Cost of
  products sold       1,316,680    1,090,088    3,904,934    3,157,970
                     ----------   ----------   ----------   ----------

Gross profit          1,284,516    1,142,248    3,877,728    3,321,786
                     ----------   ----------   ----------   ----------

Other costs and expenses:
  General and
    administrative      307,057      271,586      891,356      782,786
  Engineering           149,641      143,048      470,932      404,605
  Selling               340,602      338,493    1,035,047      927,579
  Interest expense      127,110      108,148      335,451      245,860
  Interest income       (30,962)     (93,424)    (129,830)    (135,331)
  Other                  59,710       68,855      175,238      204,686
                     ----------   ----------   ----------   ----------
                        953,158      836,706    2,778,194    2,430,185
                     ----------   ----------   ----------   ----------

Income before taxes     331,358      305,542    1,099,534      891,601
Income taxes            139,170      128,328      461,804      374,473
                     ----------   ----------   ----------   ----------

NET INCOME           $  192,188   $  177,214   $  637,730   $  517,128
----------           ==========   ==========   ==========   ==========

Primary and fully-
  diluted earnings
  per common share
  and common share
  equivalents        $     0.05   $     0.05   $    .16 $    $    0.17
                     ==========   ==========   ==========    =========

Weighted average
  shares outstanding  3,829,771    3,705,866    3,884,011    3,104,933
                     ==========   ==========    =========    =========

               See Accompanying Notes to Financial Statements.

                            VARI-L COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                      FOR THE NINE MONTH PERIODS ENDED
                  SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                NINE MONTHS  NINE MONTHS
                                                   ENDED        ENDED
                                                  9/30/96      9/30/95
                                                (UNAUDITED)  (UNAUDITED)
                                                -----------  -----------

Net cash used in operating
  activities (Note 6)                          $(1,070,989) $(1,126,141)
                                               -----------  -----------

Cash flows from investing activities:
  Net purchases of property and equipment       (5,348,563)  (1,733,759)
                                               -----------  -----------

    Net cash used in investing activities       (5,348,563)  (1,733,759)
                                               -----------  -----------

Cash flows from financing activities:

  Lease acquisition costs advanced                (656,485)           0
  Net increase in long-term debt                 2,671,445      862,842
  Net repayments of capital lease
    obligations                                    (18,254)    (222,541)
  Repayments of subordinated debentures           (112,500)     (12,500)
  Net (repayments) borrowings under
    bank line of credit                           (151,893)     740,148
  Net proceeds under insurance financing            71,343       44,240
  Proceeds from stock issuances, net of
    income tax benefit and offering costs.         403,563    6,856,574
                                               -----------  -----------

      Net cash provided by
        financing activities                     2,207,219    8,268,763
                                               -----------  -----------

      Net (decrease) increase in cash           (4,212,333)   5,408,863

Beginning cash                                   5,868,210    1,459,208
                                               -----------   ----------

ENDING CASH                                     $1,655,877   $6,868,071
                                               ===========   ==========

Supplemental disclosure of cash flows
  information:

  Cash paid for interest                       $   293,877   $  239,136
                                               ===========   ==========

  Cash paid for income taxes                   $         0   $   25,743
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

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995 and its cash flows for the nine-month periods ended September 30, 1996 and September 30, 1995. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                  9/30/96     12/31/95
                                                (Unaudited)   (Audited)
                                               ------------  ----------

Finished goods                                $  1,580,567  $   963,556
Work in process                                  2,992,654    2,397,774
Raw materials                                    3,326,366    2,016,600
Gold bullion                                       203,412      203,054
                                              ------------  -----------
                                              $  8,102,999  $ 5,580,984
                                               ===========  ===========

Long-term inventories                         $    307,000  $   307,000
                                              ============  ===========

NOTE 3 - INCOME TAXES

Income tax expense reflects effective tax rates of 42%.

NOTE 4 - COMMON STOCK

Stock Grant Plan

In their annual meeting held on June 26, 1996, the stockholders approved and ratified the Stock Grant Plan that was adopted by the Company in June 1995. Pursuant to the plan, selected persons will receive awards of shares of the Company's common stock. The plan is administered by the Company's Compensation Committee ("the Committee") and a maximum of 100,000 shares may be issued under the plan. Each Committee member is entitled to receive an automatic grant of 50 shares per month on the first day of each month. Pursuant to the plan, 1,650 shares of stock have been issued to the Committee members as of September 30, 1996.

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

The new Agreement is dated May 17, 1996 and increases the total credit facility to $8,500,000 from $5,000,000. The line of credit now provides for borrowings up to $3,500,000, up from $2,500,000 million, and interest is payable monthly, calculated at prime. The line matures April 30, 1997. At September 30, 1996 the balance due to the Bank under the line of credit was $1,695,409. The term loan portion of the facility was increased to $5,000,000 from approximately $2,029,000, the combined balance of the former two term loans. Interest accrues on the outstanding principal balance at 8.75% and monthly principal and interest payments of $79,812 are required. The term loan matures on May 17, 1999. Proceeds from the term loan were used to pay down the former line of credit and two term loans and to purchase $1,069,000 in U.S. Government securities. At September 30, 1996, the balance due to the Bank under the term loan was $4,827,728.

NOTE 6 -  RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING
          ACTIVITIES

The reconciliation of net income to net cash used in operating activities for the nine-month periods ended September 30, 1996 and September 30, 1995 is as follows:


                                                NINE MONTHS  NINE MONTHS
                                                   ENDED        ENDED
                                                  9/30/96      9/30/95
                                                (UNAUDITED)  (UNAUDITED)
                                                -----------  -----------

Net Income                                     $   637,730   $  517,128
                                               -----------   ----------
Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization                  307,018      119,488
    Amortization of covenant
      not to compete                                76,380       76,380
    Changes in assets and liabilities:
        Decrease (increase) in accounts
         receivable                                158,735     (678,385)
        (Increase)in inventories                (2,522,015)  (1,280,162)
        (Increase)in prepaid expenses
         and other                                (468,500)    (388,716)
        (Increase) decrease in
         other assets                             (253,120)      27,116
        Increase in accounts
         payable                                   714,546       91,255
        (Decrease)increase in accrued
         expenses                                 (183,567)      41,025
        Increase in income
         taxes payable                             461,804      348,730
                                               -----------  -----------

        Total adjustments                       (1,708,719)  (1,643,269)
                                               -----------  -----------
NET CASH USED IN
  OPERATING ACTIVITIES                         $(1,070,989)  (1,126,141)
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

One of the Company's major product lines is based on the patented design of its voltage controlled oscillator ("VCO") and other components built with VCOs by the Company. VCOs are components which provide a precise signal source within a frequency range. They are widely used in transmitting and receiving equipment. The Company's patented technology enables its VCOs to operate with approximately 20% of the input power requirements of its competitors. This unique feature, combined with its high quality performance, allows the Company's VCOs to be utilized in battery operated and other low-power applications with better performance than competing products. The Company's "wide-band" VCO line currently accounts for approximately 35% of its revenues.

The Company introduced its newest product, the narrow-band VCO, in February 1994. This product is a very narrow band VCO which is priced at approximately 75% less than the Company's wide-band VCOs. These VCOs are designed to perform at high levels of efficiency while being competitively priced. The narrow-band VCO line currently accounts for approximately 36% of the Company's revenues.

The Company introduced its phase locked loop synthesizer ("PLL") line in 1993. The PLL is a device made up of several components, including a VCO and an integrated circuit. PLLs are utilized in both transmitting and receiving equipment. The PLL's function is to lock onto stable reference signals and convert them into stable frequencies which may be detected and utilized by communications equipment. This line currently accounts for approximately 5% of the Company's revenues.

The PLL and the narrow-band VCO product lines, which comprise the Company's principal commercial products, have common raw materials, assembly and production techniques and are designed to take advantage of the economies of high volume, high speed, automated assembly.


RESULTS OF OPERATIONS

Three months ended
September 30, 1996 and September 30, 1995

and the Nine Months ended
September 30, 1996 and September 30, 1995

                               TOTAL REVENUES

Sales revenues increased approximately $369,000 (17%) in the three months ended September 30, 1996 as compared with the three months ended September 30, 1995, from $2,232,336 to $2,601,196. Sales revenues also increased approximately $1,303,000 (20%) in the nine months ended September 30, 1996 as compared with the nine months ended September 30 1995, from $6,479,756
to $7,782,662.   The increase in revenue reflects the continuing success
of the Company in expanding its product mix to include commercial sales, in expanding its international business, and in increasing its market share of military and aerospace business.

In the first nine months of 1996, the composition of sales revenues was 17% Discrete, 35% wide-band VCOs, 7% "Combination" sales of wide-band VCO and Discrete products, 36% narrow-band VCOs and 5% PLLs. In the first nine months of 1995, the sales revenues were comprised of 31% Discrete, 44% wide-band VCOs, 0% Combination" sales of Hybrid and Discrete products, 21% narrow-band VCO's, and 4% PLLs.

                             COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenues, was 51% in the three months ended September 30, 1996 and 49% in the three months ended September 30, 1995. Cost of goods sold, as a percent of sales revenues, was 50% in the nine months ended September 30, 1996 and 49% in the nine months ended September 30, 1995. The increases in the 3-month and 9-month periods ended September 30, 1996 reflect additional depreciation and amortization and related costs on the significant capital equipment purchases and leasehold improvements made during the prior 15-month period.

                       SELLING AND ENGINEERING EXPENSE

Selling expenses increased approximately $2,000, or 0.6%, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Selling expenses increased approximately $107,000, or 12%, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Increased selling expenses primarily reflect increased sales personnel.

Engineering expenses increased approximately $7,000, or 5%, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Engineering expenses increased approximately $66,000, or 16%, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. These increases reflect additional engineering staff, expenses and equipment costs to support development of the Company's product lines, including high-volume commercial products, military products, and space products.

                GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $35,000 (13%) in the three months ended September 30, 1996 as compared with the three months ended September 30, 1995. General and administrative expenses increased approximately $109,000 (14%) in the nine months ended September 30, 1996 as compared with the nine months ended September 30, 1995. Increases to G & A primarily reflect increased staffing in the personnel and accounting departments, in line with the growth of the Company.

Other expenses decreased approximately $9,000 (13%) in the three months ended September 30, 1996 as compared with the three months ended September 30, 1995. Other expenses decreased approximately $29,000 (14%) in the nine months ended September 30, 1996 as compared with the nine months ended September 30, 1995 due to full amortization in 1995 of costs related to the Company's December 1993 private offering.

                         INTEREST INCOME AND EXPENSE

The Company manages its credit facility and mutual fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund. Interest income was approximately $31,000 for the three months ended September 30, 1996 as compared to approximately $93,000 for the three months ended September 30, 1995. Interest income was approximately $130,000 for the nine months ended September 30, 1996 as compared to approximately $135,000 for the nine months ended September 30, 1995. Interest expense increased approximately $19,000 (18%) for the three months ended September 30, 1996 as compared with the three months ended September 30, 1995. Interest expense increased approximately $90,000 (36%) for the nine months ended September 30, 1996 as compared with the nine months ended September 30, 1995. Changes in the amounts of interest income and expense reflect the underlying amounts of the mutual fund investment and debt outstanding under the credit facility.

                        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $188,000 (157%) for the nine months ended September 30, 1996 as compared with the nine months ended September 30, 1995, reflecting depreciation on acquisitions since September 1995 of property, equipment, and leasehold improvements, including but not limited to the retooling and remodeling of the commercial products manufacturing facility, test and lab setups for engineering staffing additions, the addition of high-speed testing equipment, new phone systems throughout the Company's three facilities, equipment and software for the management information systems upgrade, and the acquisition of equipment to perform machining, packaging and testing that had formerly been purchased outside.

FINANCIAL CONDITION

                                  LIQUIDITY

At September 30, 1996, the Company's working capital was $9.0 million compared to $10.4 million at December 31, 1995. The Company's current ratio was 2.9 to 1 as of September 30, 1996 and 3.6 to 1 at December 31, 1995.

                              CAPITAL RESOURCES

The Company has a new Term Loan and Credit Agreement (the "Credit
Agreement") with a bank (the "Bank") consisting of a line of credit and a term loan.

The Company and the Bank entered into a new loan agreement on May 17, 1996, increasing the size of the total credit facility to $8,500,000. The line of credit now provides for borrowings up to $3.5 million, and interest is payable monthly, calculated at prime. The line of credit matures on April 30, 1997. At September 30, 1996, the balance due to the Bank under the line of credit was $1,695,409. The term loan portion of the credit facility was increased to $5,000,000 from a balance of approximately $2,000,000. The term loan had a balance as of September 30, 1996 of $4,827,728. Interest accrues on the outstanding principal balance at 8.75%, and monthly principal and interest payments of $79,812 are required. This term loan matures on May 17, 1999. Proceeds from the term loan were used to pay down the former line of credit and the two term loans, and to purchase $1,069,000 of a U.S. government securities mutual fund.

During 1993, the Company financed the acquisition of capital equipment through capital leases having maturity dates through 1998. At September 30, 1996, the balance due under these leases was $24,502. No new capital leases were entered into in 1995 or 1996 to date. The lease payments are calculated using interest rates with an average of approximately 11%.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $71,343 as of September 30, 1996 and are paid in monthly installments of $16,732 at interest rates of approximately 7.5% and 8.81%.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company has been utilizing its credit facility to significantly increase its inventories, facilities, and related fixed assets to address an anticipated increase in its production.

                                   BACKLOG

Total backlog of unfilled firm customer orders ("backlog") at September 30, 1996 was $12.6 million compared with $13.7 million at September 30, 1995. Backlog at December 31, 1995 was $14.1 million. Levels of bookings of new customer orders are lower in the first nine months of 1996 as compared to the first nine months of 1995 due to industry-wide delays in the rollout of the domestic personal communications services (PCS) market. Orders have begun to accelerate in the 4th quarter of 1996 with customer announcements of wireless communications rollouts, such as that made in early October by AT&T. The Company is hopeful that this trend will continue and, with its products designed into many product developments programs in the commercial, military, and space arenas, expects to participate in many of the opportunities available to it.

Some of the statements contained in this document are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to, future economic conditions, competitive products and pricing, new product development, the delivery of products under existing contracts and other factors.


                            VARI-L COMPANY, INC.

                         PART II--OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
          None

ITEM 2    CHANGES IN SECURITIES
          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5    OTHER INFORMATION
          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               27   Financial Data Schedule

          (b)  None



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VARI-L COMPANY, INC.




Date: October 31, 1996             By:/s/  Jon L. Clark
                                   Jon L. Clark, V.P. Finance and
                                   Principal Accounting Officer


                                EXHIBIT INDEX

EXHIBIT                            METHOD OF FILING
-------                            ----------------


27   Financial Data Schedule       Filed herewith electronically