Form 10-K405
period 1996-12-31
VARI L CO INC
filed 1997-03-31
CIK 917173

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                   TO THE 1934 ACT REPORTING REQUIREMENTS

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the fiscal year ended DECEMBER 31, 1996

Commission File No. 0-23866
                            VARI-L COMPANY, INC.
               (Name of Small Business Issuer in its Charter)


            Colorado                                   06-0679347
  (State or other jurisdiction                      (I.R.S. Employer
       of incorporation)                           Identification No.)

                           11101 East 51st Avenue
                           Denver, Colorado 80239
                               (303) 371-1560
        (Address and Telephone Number of Principal Executive Offices
                      and Principal Place of Business)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                             TITLE OF EACH CLASS
                        Common Stock, $.01 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.          [X]  Yes     [ ]  No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.          [X]

     State issuer's revenues for the fiscal year ended December 31, 1996:
$12,210,517

     At March 26, 1997, 3,826,840 common shares (the registrant's only class of Common Stock) were outstanding. The aggregate market value of the 2,721,502 common shares of the registrant held by non-affiliates on that date (based upon the closing price on the Nasdaq National Market System) was approximately $24,153,330.

                                   PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Vari-L Company, Inc. (the "Company") designs, manufactures and markets a wide range of signal processing components and devices which are used in communications equipment and systems, such as cellular telephones and base stations, local area computer networks, and satellite communications equipment, as well as military and aerospace applications, such as advanced radar systems, missile guidance systems, and navigational systems. The Company sells its products primarily to original equipment manufacturers of communications systems.

     The Company was founded in 1953 in Stamford, Connecticut and relocated to Denver, Colorado in 1969. The Company's manufacturing and corporate facilities are located at 11101 East 51st Avenue, Denver, Colorado 80239, and its telephone number is 303/371-1560.

OVERVIEW

     The Company's products are used in wireless communications equipment. Wireless communication is the transmission of voice and data signals through the air, without a physical connection, such as a metal wire or fiber-optic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum which is used in all wireless communications. Radio Frequency ("RF") indicates lower frequencies while "microwave" refers to relatively higher frequencies in the spectrum.

     Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by the various types of wireless communications equipment ranges from 1 kiloHertz (1 thousand cycles per second) to 20 gigaHertz (20 billion cycles per second). In the United States, the Federal Communications Commission allocates portions of the spectrum for different types of wireless communication systems. Wireless communications systems currently in use include cellular telephones and base stations, wireless cable (LMDS), satellite communications, global positioning systems, local area networks, as well as radar systems, missile guidance systems and navigational systems. Communications systems currently in the development stage include personal communications systems and direct broadcast satellites. The Company's products are designed for use in all of these applications.

PRODUCTS

     The Company produces a wide range of products which are, in essence, basic building blocks used in many wireless communications systems, and they perform a wide variety of RF and microwave signal processing functions. The Company's products and technologies are also integrated vertically by the Company into specialized assemblies which perform multi-function microwave signal processing, as in the Company's phase locked loop synthesizer, described below. The Company produces both standard catalog and custom-designed products.

VOLTAGE CONTROLLED OSCILLATOR

     One of the Company's major product lines is based on its patented design of the voltage controlled oscillator ("VCO"). Oscillators are components which provide a precise signal source within a frequency range. They are widely used in transmitting and receiving equipment. The Company's patented technology enables its VCOs to operate with approximately 20% of the input power requirements of its competitors.
This unique feature, combined with the VCO's high quality performance, allows the Company's VCOs to be utilized in battery operated and other low-power applications, such as cellular telephones, with better performance than competing products. The Company produces several types of VCOs. The Company's wide-band VCOs are sophisticated, high reliability components sold for use in both military and high-end commercial applications.

     The Company introduced its low-cost VCO line in May 1994. This surface mount product was the first of an entire product line of very narrow-band VCOs priced at approximately 75% less than the Company's wide-band VCOs. These products are designed to perform at high levels of efficiency while being priced competitively for higher volume commercial applications. Most of the increase in the Company's sales over the past two years is attributable to the low-cost VCO. In addition to direct sales, the Company's low-cost VCOs are also utilized by the Company as components in its phase locked loop synthesizers, discussed below. Commercial and military applications of the Company's VCOs are also described below.

PHASE LOCKED LOOP SYNTHESIZERS

     The Company introduced its phase locked loop synthesizer ("PLL") in 1993. The PLL is a device made up of several of the Company's components, including a VCO and an integrated circuit. PLLs are utilized in both transmitting and receiving equipment. The PLL's function is to lock onto stable reference signals and convert them into stable frequencies which may be detected and utilized by the communications equipment. This function is essential in communications equipment. For example, transmitted signals become less defined as they travel through space, causing the signal to become noisy. Therefore, in equipment that receives signals (a receiver) a PLL will, in essence, tune out the noise, thereby enabling the receiver to effectively utilize the signal.

     As compared to its competitors, the Company's PLLs are one-half the size, use approximately 20% of the power, operate with an extended life and are competitively priced. The Company's low-cost PLL-200 was recognized as one of the twelve best new products introduced in 1993 by MICROWAVES & RF MAGAZINE. The Company's PLL-200 and low-cost VCOs are designed for use in applications such as cellular telephones and cellular telephone base stations, personal communications networks, personal communication systems, local area computer networks, satellite communica-tions, global positioning systems, and direct broadcast systems. The Company's various VCO and PLL products comprise its Signal Source Components product line.

SIGNAL PROCESSING COMPONENTS

      The Company also produces a line of RF and microwave signal processing components which are primarily used in military and space applications. Among these products are power dividers and combiners which are used for directing RF and microwave signals, solid state switches which are used to change the direction or timing of RF and microwave signals, and transformers which are used to convert high-power signals to lower-powered signals. The Company produces mixers and phase detectors which are used to convert RF and microwave signals into usable information and data. The Company's products also include frequency doublers and frequency synthesizers which are used as sources for RF and microwave signals.

     Military and space applications of these products, as well as the Company's wide-band VCOs, described above, include the radar systems of military aircraft, the guidance systems of anti-aircraft and anti-missile missiles, and military and commercial satellites. The military programs using these products include the Patriot missile, AMRAAM missile, Harm missile, PRC104 Man-Pac radio, F14, F15 and F18 fire control systems, Phoenix missile, F16 radar systems (tail warning) and the Standard Missile
II. These components, together with the wide-band VCOs, formed the original product lines of the Company and continue to be the Company's most technically advanced products, often utilizing technologies developed by the Company. They are typically high reliability, high performance, custom designed components. The production of custom designed components usually entails the modification of existing products to meet the specific performance criteria of the customer, but may, in certain instances, require the design of an entirely new product. In this area, because the components are manufactured by the Company to its customers' specifications, the Company can often be a sole source supplier. In 1995, the Company developed several new signal processing products for use by commercial customers, resulting in a significant increase in both firm orders and sales for these components in 1996.

MANUFACTURING

     The Company's surface mount products are manufactured with automated assembly equipment by third-party contract manufacturers in the United States. The length of the production process for these products is generally two to three weeks. Manufacturing of the Company's other products, which involves less automated assembly equipment, takes place at one of its three Denver facilities. The length of the production process for these other products ranges from one to twenty-four weeks. The Company may maintain inventory of the raw materials required for production of its products for a period of up to one year or more.

     The Company has, in the past, manufactured some of its products outside of the United States and plans to do so again in the future. The Company has recently entered into an agreement to produce commercial VCOs and PLLs at a facility in Beijing in the Peoples Republic of China. Under the joint venture agreement, the Company will own approximately 51% of the Chinese manufacturing company, which is expected to supply products to the Chinese market as well as to other markets in the Pacific Rim and elsewhere. The Company currently plans to begin production in the summer of 1997.

SUPPLIERS

     The Company has approximately 800 suppliers, several of which are a sole source for some raw materials. Over its 44 years of operations, the Company has not experienced any unusual supply problems. In recent years, however, as the Company's size and sales volume have increased and various changes have occurred in the telecommunications parts industry, the Company has noted an increasing number of supplier and supply quality problems. The Company believes that obtaining a secure and competitively priced supply of the components needed to meet anticipated increases in sales is one of its most important challenges over the next several years.

     Because the Company uses a significant amount of gold in its high reliability product line, the Company's costs of production may be affected by the sometimes volatile market price of gold. Accordingly, in December 1993, the Company made a $203,000 purchase of gold bullion as a hedge against future increases in the price of gold. This purchase, which is roughly equivalent to the amount of gold used by the Company for manufacturing in one year, is still held by the Company as of the date hereof.

SALES AND MARKETING

     In the past, the Company's primary business was to engineer, manufacture and market high performance, high reliability microwave signal processing components used in military applications like missile guidance systems, advanced navigational systems and advanced radar systems. In recent years, the Company has expanded its focus to include the commercial marketplace to lessen the Company's susceptibility to trends in defense spending. As a result of this shift, the Company believes that variances in its business will now be more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. In 1991, the approximate mix of customer orders was 25% for commercial applications and 75% for military applications, while by 1993 this mix was approximately 50% for commercial applications and 50% for military applications. In 1996, this mix was approximately 72% for commercial applications and 28% for military applications.

     In 1996, the Company continued to derive a substantial portion of its bookings from its international marketing efforts. Firm orders from non-U.S. customers represented 51% of total firm orders in 1996, or $6,308,000, as compared to 39%, or $6,900,000, in 1995. The 51% of firm international orders for 1996 represented 95% for commercial applications and 5% for military applications. The Company's 1996 international business included orders from customers in Sweden, Germany, France, Japan, England and other countries. Also, in 1996, besides the initiation of the joint venture in China, the Company's international business also included orders from customers in India, China and South Korea.

     The following table lists the Company's sales revenues for each of the past five years according to the Company's product lines:


                                              Sales Revenues
                                              (In thousands)


                                1996     1995     1994     1993      1992
                                ----     ----     ----     ----      ----

Signal Processing             $ 1,738  $ 2,345  $ 1,542  $ 2,394  $ 2,453
 Components
Wide-Band VCOs                  3,825    3,829    4,363    4,032    3,351
Signal Processing
 Components Combined
 with Wide-Band VCOs            1,025      776      194      283      611
Commercial Signal Source
 Components                     5,622    2,518    1,128      218        -
                              -------  -------  -------  -------  -------
                              $12,210  $ 9,468  $ 7,227  $ 6,927  $ 6,415
                              =======  =======  =======  =======  =======


     The Company's sales are made primarily through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. These sales representatives also represent other manufacturers with products complementary to, rather than competitive with, the Company's products. The Company normally engages 15 to 20 sales representative firms in the U.S. and also has 15 sales representatives covering 25 foreign countries. The Company normally employs an East Coast Sales Manager, a West Coast Sales Manager, a Military/Aerospace Sales Manager, an International Sales Manager and a Vice-President of Sales, who work together to coordinate the activities of the sales representatives.

     In addition to the efforts of its independent sales representatives, the Company uses various methods to directly promote its products, including field visits to customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, authoring technical articles for publication in trade journals and participation in trade shows.

CUSTOMERS

     The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or military marketplace. Many of those customers are prime contractors for military work or larger Fortune 500 companies with world-wide operations. Management believes it has a strong reputation with these and other customers for high performance products.

     Key customers of the Company include IBM, Motorola, Westinghouse, Harris Corporation, EF Data, Steinbrecher and AT&T in the commercial market, E-Systems, Hughes Aircraft Company, Rockwell, Lockheed and Raytheon Co. in the military market, as well as Celestica, Ericsson, Motorola, Nokia, Northern Telecom, ABB and Normarc in the international commercial market. While no customer accounted for 10% or more of the Company's sales in 1995, the Company's largest customer in 1995 was Raytheon Co. with 8.9% of total sales. In 1996, Ericsson accounted for 11% of the Company's total sales, followed by Raytheon at 8%. The Company does not believe that its business is dependent on any one of its customers.

     While the Company's customers have historically bought products from the Company on the basis of purchase orders, rather than long-term supply contracts, the Company has begun to enter into long term purchase agreements with some of its larger commercial customers which establish preferred vendor status for the Company and, in certain cases, set minimum amounts which will be purchased by the customer over the term of the agreement.

COMPETITION

     The Company is subject to active competition in the sale of virtually all of its products. Its competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete directly by manufacturing certain components themselves, rather than purchasing them from the Company. While some large foreign firms, principally Japanese, have the ability to manufacture competitive products in much larger production runs than the Company, the Company believes that its planned production in China will materially increase its own mass production capabilities.

     The Company believes that its surface mount products for commercial applications compete with other manufacturers' products on the basis of their unique features, price and performance. The Company believes that its products manufactured for military applications, including the Signal Processing Components and wide-band VCOs, compete primarily on the basis of quality. These products are typically high performance, high reliability components which are required to meet high quality standards.

     The Company believes Merrimac and Remec are its largest competitors in the Signal Processing Components market. Murata, Fujitsu, ALPS and Z-Comm compete in the lower-priced VCO marketplace. Remec/Magnum, Avantek and Ma/Com compete with the Company primarily in the wide-band, hermetically-sealed VCO marketplace. PLL competitors include ALPS, Panasonic and Synergy. While most of these competitors have significantly greater financial and other resources than the Company, the Company believes that it will continue to be able to successfully compete in these markets because of the strength of its existing technology and its ongoing commitment to technological innovation.

RESEARCH AND DEVELOPMENT

     The Company's products are marketed in a highly competitive and rapidly changing technological environment. Consequently, the Company has historically invested heavily in its research and development programs. For the years ended December 31, 1996 and 1995, the Company expended approximately $695,000 and $569,000, respectively, on such programs.

     Joseph H. Kiser, Chief Scientific Officer, directs the research and development efforts of the Company. Mr. Kiser has been largely responsible for many of the technological successes and innovations of the Company over the past 37 years and is the author of the Company's VCO patent. He heads up a 40-member team of engineers and other technically trained personnel who perform research and development in addition to providing sales support and process and production assistance to other parts of the Company.

PATENTS

     The patent on the Company's VCO was issued in the U.S. on November 4, 1986, in Canada on April 17, 1990 and by the European Patent Office on April 3, 1992. The U.S. patent will expire in 2006. The Company owns three additional U.S. patents for (i) a Frequency Translator, expiring 1998, (ii) Broadband High Frequency Baluns and Mixer, expiring 1998, and
(iii) Broadband Mixer with Coplanar Balun, expiring in 2002. To the Company's knowledge, there are no asserted claims by other parties to the Company's products or patents.

     The Company believes that Vari-L technology remains on the leading edge of high-performance, low-cost, and low-power consuming products for the emerging personal communications services (PCS) industry and other wireless communications markets. The Company has applied for several new patents, including a new 1.2 volt VCO operating at .0035 watts and a new high impedance ratio, wide-band transformer that is intended for fiber optic applications. The Company is also applying for two separate patents on a multiple-function, single-layer capacitor and associated method.

     In the absence of patents, the Company relies upon nondisclosure agreements and trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its markets, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Barriers to competitor entry include the time and expense of new competitors to design and manufacture components and the difficulty of selling to those customers who have already designed the Company's components into their equipment.

     Under its newly signed joint venture agreement in China, Vari-L will contribute a license of its proprietary processes along with its manufacturing, marketing and business expertise, but it is under no obligation to do so until its Chinese partner obtains all necessary government approvals, including satisfactory assurances of patent and trade secret protection.

GOVERNMENT REGULATION

     In many instances, the Company has been required to obtain export licenses before filling foreign orders. United States Export Administration regulations control high tech exports like the Company's products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of the Company's products requiring export licenses must comply with these general policies. Although the Company has not experienced any significant export licensing problems to date, such problems may arise in the future, since many of the Company's products have military and other governmental applications.

EMPLOYEES

     As of December 31, 1996, the Company had 209 full-time employees and one part-time employee, including 33 engaged in management and administration, 40 in engineering, 127 in production and testing, and 10 in sales. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases its principal office and production facility in Denver, Colorado. The facility has approximately 20,200 square feet, consisting of space for administrative, inside sales, production for its VCO and Signal Processing Components product lines and VCO engineering functions. The lease expires on June 30, 2002, and provides for a monthly base rental of $9,590 through June 30, 1997 and increases each year up to $10,920 per month during the final year. The Company is also obligated to pay taxes, insurance, maintenance and other expenses. The lease may be extended at the option of the Company for two additional terms of two years each.

     The Company leases a second facility in Denver, Colorado of approximately 13,650 square feet ("Building 2") which currently houses all of the Company's engineering, purchasing and production facilities for its commercial, surface mount line of products. The lease expires on October 24, 2000, and provides for a monthly base rental of $6,634 through September 30, 1998, and $4,000 per month thereafter for the remainder of the lease term. The Company is also obligated to pay taxes, insurance, maintenance and other expenses. The facility is leased from a partnership in which an executive officer of the Company, Joseph H. Kiser, is a partner.

     The Company leases a third facility in Denver, Colorado which houses the Company's machine shop, Signal Processing Components engineering and archival storage. This facility has approximately 8,836 square feet. The lease expires August 1, 1998 and provides for a monthly base rental of $3,279. The Company is also obligated to pay taxes, insurance, maintenance and other expenses. The facility is leased from Joseph H. Kiser, an executive officer of the Company.

     The Company has agreed to lease a fourth building ("Building 4") being built to the Company's specifications near the Company's existing facilities to house administration and inside sales. The space currently occupied by those functions will be remodeled to bring all aspects of the wide-band VCO and Signal Processing Components manufacturing under one roof, similar to the arrangement in Building 2 for its surface mount products. The Company expects Building 4 to be completed by the late summer or early fall of 1997.

     As part of its severance arrangements with a former officer, the Company rents residential properties in Colorado and Mexico from the former officer. The Company has not exercised its tenancy rights on those properties and does not intend to do so in the future.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1996.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

     The Company's Common Stock was traded over-the-counter on the Nasdaq SmallCap Market under the symbol "VARL" from the Company's initial public offering in April, 1994 until April 18, 1995 when it began trading on the Nasdaq National Market. The following table sets forth the high and low prices for the Common Stock for the periods indicated:


                                               High         Low
                                               -----        -----

1995
----

Fiscal quarter ended March 31, 1995           $11-5/8      $4-1/2
Fiscal quarter ended June 30, 1995            $13-3/4      $9-1/2
Fiscal quarter ended September 30, 1995       $17-1/2      $11-1/4
Fiscal quarter ended December 31, 1995        $14-1/2      $10-5/8

1996
----

Fiscal quarter ended March 31, 1996           $17-1/2      $12-1/4
Fiscal quarter ended June 30, 1996            $15-3/4      $10-1/2
Fiscal quarter ended September 30, 1996       $12-1/4      $6-1/4
Fiscal quarter ended December 31, 1996        $10-7/8      $7-5/8


HOLDERS

     As of December 31, 1996 there were approximately 146 holders of record and in excess of 1,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has never declared or paid a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and, therefore, does not anticipate paying cash dividends in the foreseeable future. The declaration of cash dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs, and any contractual or other restrictions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Sales of the Company's products increased approximately $2.7 million, or 29%, from 1995 to 1996. The significant growth in demand for the Company's commercial products continued during 1996, as evidenced by an increase in revenues from commercial sales of approximately 123%, from $2.5 million in 1995 to $5.6 million in 1996. This increase was offset by a slight decline of approximately 5% in the military sales from the prior year. Military sales, for purposes of this discussion, represent the sum of the sales from Signal Processing Components, wide-band VCOs, and sales of products that combine the Company's Signal Processing Components and wide-band VCOs. During the last five years, military business has tended to remain relatively stable in total sales volume, reflecting the Company's ability to hold its market shares of that business segment. Revenues from military sales during that period have ranged from approximately $6.5 million in 1992 to a high of $6.9 million in 1995 to $6.5 million in 1996. Revenues from military sales are expected to increase slightly again in 1997.

     The Company's sales volume also increased in the international marketplace, where demand for commercial-use products continues to exceed expectations. As reflected in customer ordering activity, approximately 51% of orders are being placed by non-U.S. companies and approximately 49% of orders are being placed domestically. During 1996, the Company focused on expanding the marketing of the Company's products into the Pacific Rim and Asia, including Korea, India, China and Japan. This marketing effort has resulted in new or increased ordering activity from those countries as well as a manufacturing joint venture in the People's Republic of China. The Company considers the potential sales growth from these efforts to be substantial.

     During 1996, the Company's completed the remodeling of Building 2, its commercial, surface mount production facility, and continued to upgrade its management information systems infrastructure with updated systems, software and hardware. Various manufacturing processes that were previously performed by outside contractors have been brought in-house, such as "tape and reel" and various testing procedures. An Engineering Services group was established within the Company's Engineering Department to design, build and support engineering and manufacturing with test fixtures and automated test equipment. These enhancements have produced significant improvements in manufacturing throughput times and quality production.

     New products and expanded product lines have been one of the important focuses of the Engineering Department in 1996. The immediate results include several new patent applications, as described above, and the Company believes that this ongoing emphasis will result in even more technological advances in the future. These new developments encompass every area of the Company's product lines, including military and commercial and signal processing and signal sources.

     While the Company was disappointed that the development of the PCS communications services market in the United States was still lagging in 1996, management was gratified that the shortfall in anticipated domestic orders was largely offset by continuing increases in international orders, particularly in the fourth quarter of the year.

RESULTS OF OPERATIONS

                             OPERATING REVENUES

     Sales revenues increased by approximately $2.7 million, or 29%, in 1996, from $9.5 million in 1995 to $12.2 million in 1996, reflecting a slight decrease (-5%) in military shipments and a dramatic increase (123%) in commercial shipments. Revenues from sales of the Company's commercial products (PLLs and narrow-band VCOs) were approximately $5.6 million, or 46% of total revenues, in 1996 as compared to $2.5 million, or 27%, in 1995. Revenues from sales of the Company's Signal Processing Components products were approximately $1.7 million, or 14%, in 1996 as compared to $2.4 million, or 25% of total revenues, in 1995. Revenues from sales of the Company's wide-band VCOs were approximately $3.8 million, or 31%, in 1996 as compared to $3.8 million, or 40% in 1995. Revenues from sales of products that combine the Company's Signal Processing Components with wide-band VCOs were approximately $1.1 million, or 9%, in 1996 as compared to $0.8, or 8% in 1995.

                             COST OF GOODS SOLD

     Cost of goods sold as a percent of revenues was 51% in 1996 and 49% in 1995. Gross profit margins were 49% for 1996 and 51% for 1995. The increase in the cost of goods sold in 1996 primarily reflects the increase in depreciation expense on the significant capital improvements which were begun in 1995 and are ongoing to improve production processes and facilities.

                GENERAL AND ADMINISTRATIVE EXPENSES AND OTHER

     General and administrative expenses increased approximately $197,000, or 19%, from $1,040,804 in 1995 to $1,237,526 in 1996. The increase reflects increased staffing in the personnel and accounting departments, in line with the growth of the Company. As a percent of net sales, general and administrative expenses were 10% and 11%, respectively.

                            ENGINEERING EXPENSES

     Engineering expenses increased approximately $126,000, or 22%, from $569,308 in 1995 to $695,222 in 1996. The increase reflects additional engineering staff, expenses and equipment costs to support development of the Company's product lines, including high-volume commercial products, military products, and space products. As a percent of net sales, engineering expenses were approximately 6% in 1996 and 1995.

                              SELLING EXPENSES

     Selling expenses increased approximately $186,000, or 14%, from $1,286,602 in 1995 to $1,472,543 in 1996. As a percent of net sales, selling expenses were 12% for 1996 and 14% for 1995. The change reflects increased commission expense on the higher level of 1996 revenues.

                         INTEREST INCOME AND EXPENSE

     The Company manages its credit facility and interest bearing investments in tandem.

     Interest expense increased approximately $101,000, or 28%, from $367,210 in 1995 to $468,259 in 1996. The increase in interest expense was due to increased borrowings under the Company's credit facility.

     Interest income decreased approximately $73,000, or 33%, from $219,070 in 1995 to $146,102 in 1996. The Company's investment in a mutual fund of U.S. Government securities, from which interest income is earned, was approximately $1.18 million and $5.63 million at December 31, 1996 and 1995, respectively.

     The increase in borrowings under the credit facility and the decrease in the mutual find investment were due principally to the Company's ongoing capital improvement projects.

                        DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $264,000, or 96%, from $275,031 in 1995 to $539,468 in 1996. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.

                               OTHER EXPENSES

     Other expenses remained relatively constant, decreasing by approximately $57,000, from $280,159 in 1995 to $222,785 in 1996.

                                 NET INCOME

     Net income increased $318,910, or 37%, from $859,561 in 1995 to $1,178,471 in 1996. The increase in net income was due principally to the growth in net sales from 1995 to 1996.

                             EARNINGS PER SHARE

     Earnings per share increased $0.03, or 11%, from $0.27 per share in 1995 to $0.30 per share in 1996. The number of weighted average shares outstanding, on which earnings per share is computed, increased from 3,195,570 shares in 1995 to 3,912,027 in 1996. The increase in the number of weighted average shares outstanding reflects stock options granted and exercised during 1996.


FINANCIAL CONDITION

                                   ASSETS

     Total assets increased $5.875 million during 1996. The increase primarily resulted from the Company's capital investments in its infrastructure, including improved processes, new and expanded facilities, equipment and patents, and was offset by a corresponding utilization of its cash investments.

     Property and equipment increased approximately $6.5 million for capital improvements, including but not limited to retooling and remodeling of the commercial products manufacturing facility, test and lab setups for engineering staff additions, the addition of high-speed test equipment, new phone systems, equipment and software for the management information systems upgrade, and the acquisition of equipment to perform machining, packaging, and testing that had previously been purchased outside.

     Trade accounts receivable increased $452,000, or 20%, at December 31, 1996 as compared to December 31, 1995. The increase was due principally to the increase in fourth quarter revenues from 1995 to 1996 of approximately $1.44 million.

     Lease acquisition costs of approximately $641,000 were advanced in an agreement with a local construction company whereby the contractor is to build an office and manufacturing facility which the Company will subsequently lease. These advances will be reimbursed to the Company during 1997 from the contractors construction financing.

     Inventories increased approximately $2.16 million, or 39%, from 1995 to 1996. Components of the increase were approximately $980,000 in raw materials, $790,000 in work in process, and $390,000 in finished goods.
As the market for the Company's commercial, high-volume, products continues to increase, the Company plans to maintain levels of inventory necessary to meet customer demands for delivery of products. The Company anticipates that the inventory quantities will level off or decrease as the management information systems currently being implemented are completed, since they will allow for improved lead time planning and just-in-time management of inventories.

                                 LIABILITIES

     Total liabilities increased $4.1 million during 1996. The increase was due primarily to increased borrowing under the Company's credit facility ($2.8 million), and increased deferred income taxes ($853,000).

     The increased borrowings were made in connection with the Company's ongoing capital improvement projects. Trade accounts payable increased approximately $287,000 during 1996, in line with the increase in inventory levels. Deferred income taxes increased by the amount of the provision for 1996 taxes.

                            STOCKHOLDERS' EQUITY

     Common stock and paid-in capital increased $576,000 during 1996 due principally to the exercise of stock options and the issuance of shares under the employee stock purchase plan. Also during 1996, the underwriter of the Company's 1994 public offering exercised the remaining warrants it had been issued in that offering.

                                  LIQUIDITY

     At December 31, 1996, the Company's working capital was $8.4 million compared to $10.4 million at December 31, 1995. The Company's current ratio was 2.7 to 1 at December 31, 1996 compared to 3.6 to 1 at December 31, 1995. This decrease in working capital was due to several factors. Cash and cash equivalents decreased approximately $4.64 million, reflecting the expenditure of the proceeds from 1995 exercise of stock warrants that were issued in the 1994 initial public offering. Trade accounts receivable increased approximately $452,000, reflecting the higher sales volume at year end. Inventories increased approximately $2.16 million, reflecting increases in raw materials, work in process and finished goods to support increasing levels of sales. Prepaid expenses and other current assets increased approximately $253,000, reflecting increases in the cash surrender values of key-man life insurance and increases in advertising and related materials and supplies. The decrease in working capital was also due to increases in the liability components of working capital, including an increase of approximately $278,000 in the Company's liability under its line of credit, and increases of approximately $287,000 and $196,000 in trade payables and accrued expenses, respectively.

                              CAPITAL RESOURCES

     The Company's credit facility consists of a line of credit and a term loan. The Company and the bank amended the credit facility in May of 1996 to renew and increase the amount of the line of credit, and to refinance the former credit facility.

     The line of credit provides for borrowings of up to the lesser of $3.5 million or a borrowing base limit calculated by reference to levels of inventory and accounts receivable.

     Interest accrues on the outstanding principal balance of the term loan at 8.75 percent and monthly principal and interest payments of $79,812 are required. Unpaid principal and accrued interest are due May 17, 1999. Under the terms of the Credit Agreement, the Company must maintain certain financial ratios and obtain the bank's approval prior to entering into various transactions, including the payment of dividends, acquisitions of treasury stock, disposal of significant assets, changing its executive management, or entering into direct borrowing arrangements or contingent liabilities. The Company is in full compliance with the terms of the Credit Agreement.

     During 1993, the Company financed the acquisition of capital equipment through the execution of capital leases having maturity dates through 1998. At December 31, 1996, the balance of these capital lease liabilities was $16,266.

     The Company has financed the purchase of vehicles with promissory notes bearing interest rates ranging from 7.20 percent to 9.25 percent. Monthly principal and interest payments totalling $1,879 are required. The notes mature from 1998 through 2,000. The outstanding balance of these notes at December 31, 1996 was $49,748.

     On March 4, 1997, the Company agreed to sell up to an aggregate of $7.5 million in four year, 7% convertible debentures together with 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. The unpaid principal balance and accrued interest of the debentures may be converted into shares of the Company's common stock at the election of the holder thereof at $9.50 per share or 84% of the 10-day average closing bid price prior to the date of receipt by the Company of the holder's written request.

     The Company believes that it has sufficient financial resources available to meet its short term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. By virtue of the March 4, 1997 sale of convertible debentures and warrants, the Company also has the capital resources to continue its growth plans.

                                   BACKLOG

     Total backlog of unfilled firm customer orders ("backlog") at December 31, 1996 was approximately $14.4 million, compared to $14.1 million at December 31, 1995. Backlog at December 31, 1996 did not increase significantly from December 31, 1995 due to the delay in rollout of the domestic PCS market and the various types of wireless communications included therein.

     Some of the statements contained in this document are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to, future economic conditions, the timely development of the domestic PCS market, obtaining satisfactory assurances of trade secret and patent protection in China and other overseas markets, the quality and type of competitive products offered and their pricing, the success of the Company's new product development efforts, the grant of patents and other protections for intellectual property, the delivery of products under existing and future contracts, the pricing and availability of parts and raw materials, and other various factors which may not be within the Company's control.

Item 7.  Financial Statements.

     See pages F-1 through F-22 for this information.

                        Index to Financial Statements
                            Vari-L Company, Inc.
                         December 31, 1996 and 1995

     Independent Auditor's Report                                       F-1

     Balance Sheets                                               F-2 - F-3

     Statements of Income                                               F-4

     Statements of Stockholders' Equity                                 F-5

     Statements of Cash Flows                                           F-6

     Notes to Financial Statements                               F-7 - F-24


HAUGEN, SPRINGER & CO.
Certified Public Accountants

9250 East Costilla Avenue                          Robert S. Haugen, C.P.A.
Suite 150                                       Charles K. Springer, C.P.A.
Englewood, Colorado 80012
(303) 799-6969
FAX (303) 799-6974


                        INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Vari-L Company, Inc.

     We have audited the accompanying balance sheets of Vari-L Company, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vari-L Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/Haugen, Springer & Co.
                                   HAUGEN, SPRINGER & CO.


February 5, 1997
Denver, Colorado

                            VARI-L COMPANY, INC.

                               BALANCE SHEETS


                                                       December 31,
                                                --------------------------
                                                  1996            1995
                                               -----------     -----------
ASSETS
Current Assets:

  Cash and cash equivalents                   $ 1,224,727     $ 5,868,210
    Accounts receivable:
      Trade, less $4,000 and $10,000
       allowance for doubtful accounts          2,744,180       2,292,168
      Lease acquisition costs                     641,486               -
  Inventories                                   7,740,976       5,580,984
  Prepaid expenses and other                      990,130         737,083
                                              -----------     -----------

       Total Current Assets                    13,341,499      14,478,445
                                              -----------     -----------
Property and Equipment:

  Machinery and equipment                      11,772,250       7,053,052
  Furniture and fixtures                          993,822         857,644
  Leasehold improvements                        2,993,081       1,366,977
                                              -----------     -----------

                                               15,759,153       9,277,673
  Less accumulated depreciation
    and amortization                           (2,654,405)     (2,229,593)
                                              -----------     -----------

    Net Property and Equipment                 13,104,748       7,048,080
                                              -----------     -----------

Other Assets:

  Long-term inventories                           332,000         307,000
  Covenant not to compete (Note 8)                 99,581         114,656
  Patents, net of accumulated
    amortization of $31,010 and $29,154           337,963          42,475
  Other                                           899,572         249,778
                                              -----------     -----------

    Total Other Assets                          1,669,116         713,909
                                              -----------     -----------

TOTAL ASSETS                                  $28,115,363     $22,240,434
============                                  ===========     ===========

                                                               (Continued)


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                     F-2


                            VARI-L COMPANY, INC.

                          BALANCE SHEETS, CONTINUED


LIABILITIES AND STOCKHOLDERS'                        December 31,
EQUITY                                         -------------------------
-----------------------------                     1996            1995
                                               -----------     -----------
Current Liabilities:
  Bank line of credit                         $ 2,125,409     $ 1,847,302
  Current installments of:
    Long-term debt                                588,934         480,253
    Obligations under capital leases               10,135          20,193
    Subordinated debentures                             -         112,500
  Financed insurance premiums                      33,652               -
  Trade accounts payable                        1,499,992       1,212,942
  Accrued expenses and other                      584,938         389,129
  Due to related party                             77,774               -
                                              -----------     -----------

      Total Current Liabilities                 4,920,834       4,062,319

Long-term debt                                  4,155,121       1,730,275
Obligations under capital leases                    6,131          22,563
Deferred income taxes                           1,036,865         183,823
                                              -----------     -----------

      Total Liabilities                        10,118,951       5,998,980
                                              -----------     -----------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Common stock-$0.01 par value, 50,000,000
    and 10,000,000 shares authorized;
    3,806,138 and 3,624,977 shares issued
    and outstanding, respectively                  40,291          38,479
  Paid-in capital                              12,420,002      11,845,327
  Retained earnings                             5,554,819       4,376,348
  Less loans for purchase of stock                (18,700)        (18,700)
                                              -----------     -----------

      Total Stockholders' Equity               17,996,412      16,241,454
                                              -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $28,115,363     $22,240,434
===========================================   ===========     ===========



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                     F-3


                            VARI-L COMPANY, INC.

                            STATEMENTS OF INCOME

                                               Years Ended December 31,
                                               -------------------------
                                                  1996            1995
                                               -----------     -----------
Net sales                                     $12,210,517     $ 9,468,206

Cost of products sold                           6,226,755       4,658,132
                                              -----------     -----------

Gross profit                                    5,983,762       4,810,074
                                              -----------     -----------
Other income and expenses

  General and administrative expenses           1,237,526       1,040,804
  Engineering expenses                            695,222         569,308
  Selling expenses                              1,472,543       1,286,602
  Profit sharing plan contribution                  1,758           2,500
  Interest expense                                468,259         367,210
  Interest income                                (146,102)       (219,070)
  Other expenses                                  222,785         280,159
                                              -----------     -----------

                                                3,951,991       3,327,513
                                              -----------     -----------

Income before income taxes                      2,031,771       1,482,561

Income taxes                                      853,300         623,000
                                              -----------     -----------

NET INCOME                                    $ 1,178,471      $  859,561
==========                                    ===========      ==========


Primary and fully-diluted earnings
  per common share and common share
  equivalents                                 $       .30      $      .27
                                              ===========      ==========

Weighted average shares outstanding             3,912,027       3,195,570
                                              ===========      ==========



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                     F-4


                            VARI-L COMPANY, INC.

                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  TOTAL
                                                    LOANS FOR     STOCK-
              COMMON      PAID-IN      RETAINED     PURCHASE      HOLDERS'
              STOCK       CAPITAL      EARNINGS     OF STOCK      EQUITY
              ------      -------      --------     ----------    --------

Balances
  12/31/94   $ 26,470   $ 3,967,767   $3,516,787   $ (18,700)  $7,492,324

Stock
  options
  exercised     2,100     1,225,772            -           -    1,227,872

Warrants
  and units
  exercised     9,909     6,651,788            -           -    6,661,697

Net income          -             -      859,561           -      859,561
           ----------    ----------  -----------  ----------   ----------

Balances
  12/31/95     38,479    11,845,327    4,376,348     (18,700)  16,241,454

Stock
  options
  exercised     1,128        95,497            -           -       96,625

Warrants
  and units
  exercised       570       398,430            -           -      399,000

Issued under
  employee
  stock
  purchase
  plan             94        60,785            -           -       60,879

Issued under
  stock grant
  plan             20        19,963            -           -       19,983

Net income          -             -    1,178,471           -    1,178,471
          -----------   -----------  -----------  ----------  -----------

Balances
  12/31/96   $ 40,291   $12,420,002   $5,554,819   $ (18,700) $17,996,412
             ========   ===========   ==========   =========  ===========



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                     F-5


                            VARI-L COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                  1996            1995
                                               -----------     -----------

Net cash (used in) provided by operating
  activities (Note 17)                        $  (803,300)    $  (268,887)
                                              -----------     -----------
Cash flows from investing activities:

  Purchases of property and equipment          (6,481,480)     (3,514,079)
                                              -----------     -----------
    Net cash (used in) provided by
      investing activities                     (6,481,480)     (3,514,079)
                                              -----------     -----------

Cash flows from financing activities:

  Lease acquisition costs advanced               (641,486)              -
  Net increase in long-term debt                2,533,527         566,566
  Repayments of capital lease obligations         (26,490)        (23,292)
  Net borrowings under bank line of credit        278,107         740,148
  Net borrowings for insurance financing           33,652               -
  Repayments of debentures                       (112,500)        (12,500)
  Net proceeds from stock issuances               576,487       6,921,046
                                              -----------     -----------
    Net cash provided by financing
        activities                              2,641,297       8,191,968
                                              -----------     -----------

    Net (decrease) increase in cash            (4,643,483)      4,409,002

Cash and cash equivalents at beginning
  of year                                       5,868,210       1,459,208
                                              -----------     -----------

Cash and cash equivalents at end of year      $ 1,224,727     $ 5,868,210
                                              ===========     ===========
Supplemental disclosure of cash flows
  information:

Cash paid for interest                        $   470,004     $   361,071
                                              ===========     ===========

Cash paid for income taxes                    $         0     $    25,743
                                              ===========     ===========



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                     F-6


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS

          Vari-L Company, Inc. is a manufacturer of electronic components and was founded in 1953. The Company's business is the design, manufacture, and marketing of microwave signal processing components and devices used in the communications industry. The Company's products are sold to original equipment manufacturers of communication equipment, either in the military or commercial marketplace in the United States and internationally.

     USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include a mutual fund which is convertible to a known amount of cash.

     INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation and amortization for the principal components of property and equipment are computed using straight-line and accelerated methods over 1 to 12 year estimated useful lives. Other components of property and equipment are depreciated using units-of-production methods which recognize the productive lives of the underlying assets.

     STOCK COMPENSATION PLANS

          The Company applies APB Opinion 25 in accounting for its stock compensation plans.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

          The Company uses the asset and liability method as identified in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     EARNINGS PER SHARE

          Primary and fully diluted earnings per share of common stock are computed on the basis of the weighted average shares of common stock outstanding plus equivalent common shares arising from the effect of stock options, using the treasury stock method.

     RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to expense when incurred. Research and development expense for the years 1996 and 1995 totalled $695,222 and $569,308, respectively.

     RECLASSIFICATIONS

          Certain 1995 amounts have been reclassified so as to conform with 1996 presentation.

NOTE 2 - LEASE ACQUISITION COSTS

          During 1996, the Company entered into an agreement with a local construction contractor whereby the contractor is to build an office and manufacturing facility which the Company would subsequently lease. In connection with the agreement, the Company advanced $641,486 to the contractor for land acquisition and other costs. The contractor is to reimburse these funds to the Company once it has arranged permanent construction financing.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                                     December 31,
                                               -------------------------
                                                  1996            1995
                                               -----------     -----------

      Finished goods                           $1,353,584      $  963,556
      Work in process                           3,189,200       2,397,774
      Raw materials                             2,995,138       2,016,600
      Gold bullion                                203,054         203,054
                                               ----------      ----------

                                               $7,740,976      $5,580,984
                                               ==========      ==========
      Long-term
        inventories                            $  332,000      $  307,000
                                               ==========      ==========


     The gold bullion was purchased for purposes of managing the cost of gold consumed in the company's manufacturing process.

     The Company's normal operating cycle for certain products may be in excess of one year, and the Company occasionally takes advantage of quantity discounts for raw materials. Also, the Company manufactures some finished goods in anticipation of customer demands. As a result of these factors, the Company maintains certain inventory quantities in excess of one year's supply which are accordingly classified as long-term.

NOTE 4 - PROPERTY, EQUIPMENT, AND OTHER ASSETS

     During 1996 and 1995, the Company invested significant amounts in the remodeling of its leased facilities and a management information system including digital communication and computer network systems. The Company has capitalized certain direct and overhead costs related to these projects.

     Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives, which is generally 17 years.

     Other assets at December 31, 1996 and 1995 included approximately $428,000 and $228,000, respectively, of costs related to the Company's efforts to obtain ISO 9001 registration. These costs consist of wages, travel, training, and related overhead costs. These costs will be amortized commencing with the date of successful registration.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, EQUIPMENT, AND OTHER ASSETS (CONTINUED)

     Other assets at December 31, 1996 include approximately $159,000 of costs associated with a joint venture agreement with the Chinese government; see Note 18. These costs will be accounted for as an investment in the joint venture company once that entity has been formally organized.

NOTE  5 - BANK LINE OF CREDIT AND LONG-TERM DEBT

     The Company's credit facility consists of a line of credit and a term loan. The Company and the bank amended the credit facility in May of 1996 to renew and increase the amount of the line of credit, and to refinance the former credit facility.

     The line of credit provides for borrowings of up to the lesser of $3.5 million or a borrowing base limit calculated by reference to levels of inventory and accounts receivable. At December 31, 1996, the outstanding principal balance was $2,125,409 and available credit was $1,374,591. Interest is payable monthly at the bank's prime rate. The prime rate at December 31, 1996 was 8.25 percent. Amounts borrowed under the line of credit are due April 30, 1997. The Company can make voluntary repayments of borrowed amounts prior to the due date.

     Interest accrues on the outstanding principal balance of the term loan at 8.75 percent and monthly principal and interest payments of $79,812 are required. Unpaid principal and accrued interest are due May 17, 1999.

     Proceeds of the $5 million term loan were used to repay the former line of credit and consolidate the two existing term loans.
     Additionally, approximately $1.069 million of proceeds were invested in a U.S. Government securities mutual fund.

     Substantially all of the Company's assets are pledged as security for the credit facility. The Company has also assigned a $750,000 life insurance policy on a senior officer to further secure the borrowings.

     The Company must maintain certain financial ratios and obtain the bank's approval prior to entering into various transactions, including the payment of dividends, disposal of significant assets, changing its executive management, or entering into direct borrowing arrangements or contingent liabilities.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

     The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.20 to 9.25 percent. Monthly principal and interest payments totalling $1,879 are required. The notes mature from 1998 through 2000.

     Long-term debt consists of the following:

                                                      December 31,
                                             -----------------------------
                                                  1996            1995
                                               -----------     -----------
    Term loan                                  $4,694,307      $2,177,886
    Vehicle notes                                  49,748          32,642
                                               ----------      ----------

                                                4,744,055       2,210,528
    Less current
      installments                                588,934         480,253
                                               ----------      ----------

          Long-term portion                    $4,155,121      $1,730,275
                                               ==========      ==========


    Scheduled annual principal payments on long-term debt at December 31, 1996 were as follows:

          1997                                 $  588,934
          1998                                    639,923
          1999                                  3,513,090
          2000                                      2,108
          2001                                          -
                                               ----------

                                               $4,744,055
                                               ==========

NOTE 6 - CAPITAL LEASES

     At December 31, 1996 and 1995, the gross amount of equipment recorded under capital leases was $84,631. These amounts are classified as machinery and equipment in the accompanying balance sheets.
     Accumulated amortization at December 31, 1996 was $14,000.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CAPITAL LEASES (CONTINUED)

     Future minimum lease payments at December 31, 1996 were:

            1997                               $ 19,193
            1998                                  5,174
                                               --------

            Total minimum payments               24,367
            Less amounts representing
              interest                            8,101
                                               --------
            Present value of net future
              lease payments                     16,266
            Less current portion                 10,135
                                               --------

            Long-term obligations              $  6,131
                                               ========


     The present value of minimum lease payments was calculated using interest rates with an average of approximately 11 percent.

NOTE 7 - DEBENTURES

     The Company issued debentures in connection with a December 30, 1993 private placement of its common stock. Debentures outstanding on December 31, 1995 were redeemed January 1996.

NOTE  8 - AGREEMENT WITH FORMER OFFICERS

     The Company is party to agreements with two of its former officers. Among other items, both agreements provided for a severance package, a consulting agreement, and a covenant not to compete against the Company.

     The first agreement was dated in 1992. The covenant not to compete provided by this agreement expired during 1996. The Company had capitalized $572,067 as the cost of the covenant, which was fully amortized at December 31, 1996.

     Amounts payable under the severance provision of the first agreement are expensed by the Company when those amounts become due. As of December 31, 1996, the total amount of these future costs was $55,250, payable as follows: 1997 - $39,382, and 1998 - $15,868.
     These future costs include amounts described in the agreement as rent on properties owned by the former officer payable $25,290 in 1997, and $8,595 in 1998.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  8 - AGREEMENT WITH FORMER OFFICERS (CONTINUED)

     The second agreement was dated November 1996 and was entered into in connection with the employment agreements described in Note 13. The Company capitalized $99,581 as the cost of the covenant not to compete, which represented the total amount of severance pay due the former officer. The covenant will be amortized using the straight-line method over the three year life of the covenant. Amounts due this officer at December 31, 1996 totalled $77,774.

NOTE  9 - STOCK COMPENSATION PLANS

     The Company has three stock-based compensation plans which are described below. The Company applies APB Opinion 25 in accounting for its stock compensation plans. During 1996, approximately $190,000 of compensation cost was charged to operations. This cost related to exercises under the stock option plan and issuances under the stock grant plan.

     Had compensation cost been determined on the basis of fair value pursuant to FASB Statement 123, net income and earnings per share would have been reduced to the following proforma amounts:


                                                  1996            1995
                                               -----------     -----------

        Net income           As reported       $1,178,471      $  859,561
                                               ==========      ==========

                             Pro forma         $  776,052      $  250,685
                                               ==========      ==========
        Primary and fully
          diluted earnings
          per share          As reported       $      .30      $      .27
                                               ==========      ==========

                             Pro forma         $      .19      $      .07
                                               ==========      ==========


STOCK OPTION PLAN

     During 1987, the Company established a nonqualified tandem stock option/stock appreciation rights plan for key employees. The plan, which was amended in 1990, 1994 and 1996, provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights to officers, directors or employees of, as well as advisers and consultants to, the Company.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  9 - STOCK COMPENSATION PLANS (CONTINUED)

     STOCK OPTION PLAN (CONTINUED)

     The Company has reserved 3,000,000 shares of its common stock for issuance upon exercise of rights and options under the plan. Typically, rights and options have been granted subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management are fully vested upon issuance.

     Prior to the Company's public offering in 1994, exercise prices were based on the net book value of the Company at the date of grant, which was estimated to be the fair market value by the Company's Board of Directors. Since the public offering and the 1994 amendments to the Plan, fair market value has been defined as the closing price on the date of grant on the stock exchange or quotation service on which the Company's stock is traded.

     For purposes of the FASB Statement 123 computations, the fair value of each option grant is estimated on the grant date using a binomial option-pricing model with certain weighted-average assumptions. These assumptions included expected volatility of 40 percent and 47 percent for 1996 and 1995, respectively. For both 1996 and 1995, assumptions included risk-free interest rates of six percent, expected option lives of two years for grants to senior management and five years for all other grants, and zero dividend yields.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  9 - STOCK COMPENSATION PLANS (CONTINUED)

     STOCK OPTION PLAN (CONTINUED)

     Following is a summary of the status of the stock option plan during 1996 and 1995:

                                                                Weighted
                                                                 Average
                                                 Number         Exercise
                                               of Options         Price
                                              -------------    -----------
     Outstanding at January 1, 1995               481,250      $     1.81

     Granted                                      419,500           10.40
     Exercised                                   (210,000)           2.21
                                               ----------

     Outstanding at December 31, 1995             690,750            6.90
                                               ==========

     Options exercisable at
       December 31, 1995                          479,250            7.13
                                               ==========
     Weighted average fair value of
       options granted during 1995             $     3.67
                                               ==========

     Outstanding at January 1, 1996               690,750            6.90

     Granted                                      298,502            8.39
     Exercised                                   (140,000)           0.83
     Forfeited                                    (17,712)          10.42
                                               ----------

     Outstanding at December 31, 1996             831,540            7.30
                                               ==========

     Options exercisable at
       December 31, 1996                          496,950            7.51
                                               ==========

     Weighted average fair value of
       options granted during 1996             $     2.67
                                               ==========



                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  9 - STOCK COMPENSATION PLANS (CONTINUED)


     Stock Option Plan (Continued)

     Following is a summary of the status of stock options outstanding at December 31, 1996:


                                                        Exercisable
                              Outstanding Options         Options
                             ---------------------  -------------------

                            Weighted
                             Average      Weighted               Weighted
Exercise                    Remaining      Average                Average
  Price                    Contractual    Exercise               Exercise
  Range         Number        Life          Price      Number      Price
 ------         -------    ----------     ---------    -------   ---------
  $2.21        131,250      6.9 years      $ 2.21      61,250     $ 2.21
4.23-5.50        7,000      8.1              4.65       7,000       4.65
7.75-10.75     688,790      8.7              8.25     424,200       8.26
11.75-17.25      4,500      9.0             13.89       4,500      13.89
               -------                                -------

               831,540                                496,950
               =======                                =======


     Effective October 1, 1996, the Compensation Committee of the
     Company's Board of Directors modified the exercise price of certain stock options to $8.25 per share, which was the closing market price of the Company's common stock on that date. This modification applied to substantially all options that had previously been granted at exercise prices in excess of $8.25 per share.

     The Company obtained an income tax deduction for the difference between the market value of the shares issued and exercise prices of options exercised during 1996 and 1995. This deduction resulted in income tax benefits to the Company which have been credited to common stock and paid-in capital.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted an employee stock purchase plan during 1995. Eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair market value of the stock on specified dates. A total of 800,000 common shares has been reserved under the plan, and the maximum number of shares to be issued is 200,000 per year. Since the plan is noncompensatory, no charges to operations are recorded.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE  9 - STOCK COMPENSATION PLANS (CONTINUED)

     EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

     Employee withholdings during 1995 were approximately $61,000 and were used to purchase 9,366 shares which were issued January 1996. Withholdings during 1996 were approximately $52,000. During January 1997, these withholdings were used to purchase 7,467 shares.

     Compensation cost for the FASB Statement 123 pro forma amounts was estimated using a binomial option-pricing model with certain assumptions. These assumptions included expected volatility of 40 percent and 47 percent for 1996 and 1995, respectively. For both 1996 and 1995, assumptions included risk-free interest rates of six percent, expected lives of one year, and zero dividend yields. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $1.24 and $1.37 per share, respectively.

     STOCK GRANT PLAN

     During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Compensation Committee of the Company's Board of Directors. During 1996, those members received grants for 1,950 common shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

NOTE 10 - STOCKHOLDERS' EQUITY

     In their annual meeting held on June 26, 1996, the stockholders approved an amendment to the Company's Articles of Incorporation increasing the authorized number of the Company's $.01 par value Common Stock to 50 million shares.

     Substantially all of the 879,000 warrants issued to the public in the Company's 1994 initial offering were exercised during 1995. In connection with the offering, the Company sold the underwriter units and warrants entitling the underwriter or its designee to purchase up to 85,000 shares at $6.50 per share and 85,000 shares at $7.50 per share. The underwriter and its designees exercised 56,500 units and warrants during 1995, and the remainder during 1996.



                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

     The following is an analysis of the changes in the number of common shares for the years ended December 31, 1996 and 1995:

     Number of shares at December 31, 1994          2,424,007

     Shares issued on exercise of stock
        options                                       210,000

     Shares issued on exercise of warrants
        and units                                     990,970
                                                    ---------

     Number of shares at December 31, 1995          3,624,977

     Shares issued on exercise of stock
        options                                       112,845

     Shares issued on exercise of warrants
        and units                                      57,000

     Shares issued under employee stock
        purchase plan                                   9,366

     Shares issued under stock grant plan               1,950
                                                    ---------

     Number of shares at December 31, 1996          3,806,138
                                                    =========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Nonrelated Party Leases

     The Company leases certain facilities under long-term operating leases. Minimum future annual lease payments over the next five years are as follows:

                      1997                  $ 113,244
                      1998                    116,982
                      1999                    120,840
                      2000                    124,824
                      2001                    128,946
                                            ---------

                                            $ 604,836
                                            =========



                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     NONRELATED PARTY LEASES (CONTINUED)

     Rent expense on these leases was $109,626 and $106,122 for 1996 and 1995, respectively.

     RELATED PARTY LEASES

     Certain facilities are leased under long-term operating leases from the Company's chairman and a partnership in which he is a partner. Minimum future annual lease payments over the next five years are as follows:

                      1997                  $ 105,513
                      1998                     89,451
                      1999                     48,000
                      2000                     40,000
                      2001                          0
                                            ---------

                                            $ 282,964
                                            =========


     Rent expense on these leases was $105,513 for 1996 and $79,608 for 1995.

     CONTINGENCIES

     The Company is contingently liable for guarantees of indebtedness owed by senior officers to the former officer referred to in Note 8. The amount of this contingent liability at December 31, 1996 was approximately $335,000.

     The Company is also contingently liable as guarantor of the mortgage on the facility it leases from the above-described partnership. The amount of this mortgage at December 31, 1996 was approximately $335,000.

NOTE 12 - RELATED PARTY TRANSACTIONS

     As disclosed in Note 8, certain amounts required to be paid to a former officer as part of her severance agreement are described in the agreement as rent on properties owned by the former officer. These payments totalled $25,290 and $25,290 for both 1996 and 1995.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 13 - EMPLOYMENT AGREEMENTS

     During November 1992, the Company entered into four-year employment agreements with its three senior officers. These agreements were amended during 1995 to provide for automatic annual renewals of their full terms. The agreements provide for minimum annual base salaries during the officers' employment with the Company, and for severance pay after employment. Severance pay will be equal to two times the annual base salary in event of termination of employment by the Company, or one-third of the annual base salary in the case of voluntary resignation. In the event of an officer's death, the Company will be obligated to pay the officer's estate an amount equal to the annual base salary for the greater of one year or the remaining term of the agreement. In addition, the officers have agreed they will not compete against the Company for a period of one year after termination or expiration of their respective employment agreements, or the period covered by any severance allowance, whichever is greater. The Company's Board of Directors has determined that amounts payable to the officers under the severance pay provisions of the agreements is adequate consideration for the officers' covenants not to compete.

     As described in Note 8, one of the senior officers retired during November of 1996. The Company and the retiring officer entered into a consulting and severance agreement providing for nine months salary payable over the first year of a three year consulting relationship in lieu of the benefits provided by the senior officer's employment agreement.

NOTE 14 - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's products are sold to original equipment manufacturers of communications equipment, either in the military or commercial marketplace. In 1996 and 1995, the Company's two largest customers accounted for approximately 19 percent and 15 percent,
     respectively, of total sales.   Approximately 33 percent of the
     Company's 1996 sales were to foreign customers. The Company performs credit evaluations of its customers but generally does not require collateral.


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 14 - FINANCIAL INSTRUMENTS AND
          CONCENTRATIONS OF CREDIT RISK (CONTINUED)

     At December 31, 1996, the Company had $1,176,000 invested in a mutual fund and a $203,054 gold bullion investment. The mutual fund invests in United States government securities, but is not otherwise federally insured. The gold bullion investment is held in street name by a national broker and is not federally insured.

     Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet, is required by SFAS No. 107. The carrying amounts of cash and cash equivalents and gold bullion approximate fair value.

     The Company estimates the fair value of short- and long-term debt using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements. The fair value of contingent liabilities is based on the amount of the underlying instruments.

     As disclosed in Note 11, the Company is contingently liable on certain debt which is not carried on the balance sheet. Otherwise, the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 approximate their fair values.

NOTE 15 - INCOME TAXES

     Effective January 1, 1993, the Company adopted SFAS No. 109, which requires the use of an asset and liability approach for financial accounting and reporting for income taxes.

     The provisions for income taxes consisted of:


                                               Years Ended December 31,
                                               -------------------------
                                                  1996            1995
                                               -----------     -----------

             Current:     Federal                $      -        $      -
                          State                         -               -
                                                 --------        --------

                                                        -                -
                                                 --------        --------

             Deferred:    Federal                 751,700         543,000
                          State                   101,600          80,000
                                                 --------        --------

                                                  853,300         623,000
                                                 --------        --------

             Total tax provisions                $853,300        $623,000
                                                 ========        ========

                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (CONTINUED)

     Significant components of deferred tax balances as of December 31, 1996 and 1995 were as follows:


                                                  1996            1995
                                               -----------     -----------
      Deferred tax liabilities:

        Depreciation and amortization          $1,401,805      $  491,000
        Other, net                                      -          12,089
                                               ----------      ----------

        Total deferred tax
          liabilities                           1,401,805         503,089
                                               ----------      ----------

      Deferred tax assets:

        Carryover tax benefit of
          stock option exercises                  288,145         319,266
        Other, net                                 76,795               -
                                               ----------      ----------

        Total deferred tax assets                 364,940         319,266
                                               ----------      ----------

          Net deferred tax
            liabilities                        $1,036,865      $  183,823
                                               ==========      ==========


     The Company generated net operating losses during 1996 and 1995 as a result of the exercise of stock options. The portion of the losses available for carryover should be fully utilized in 1997.

     The differences between the U.S. federal statutory rate and the Company's effective rate are as follows:


                                                  1996            1995
                                               -----------     -----------

      U.S. federal statutory tax rate               34.0%           34.0%

      State income tax rate                           5.0             5.0

      Officer's life insurance
        and other                                     3.0             3.0
                                                ---------       ---------

      Effective tax rate                            42.0%           42.0%
                                                =========       =========


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 16 - PROFIT SHARING PLAN

     During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's stock, are determined by the Board of Directors at its sole discretion. During 1996 and 1995, $1,758 and $2,500, respectively, was contributed to the plan.

NOTE 17 - RECONCILIATION OF NET INCOME TO NET
          CASH PROVIDED BY OPERATING ACTIVITIES

     The reconciliation of net income to net cash (used in) provided by operating activities for the years ended December 31, 1996 and 1995 is as follows:

                                                  1996            1995
                                               -----------     -----------

     Net income                               $ 1,178,471     $   859,561
                                              -----------     -----------
     Adjustments to  reconcile net
       income to net cash used in
       operating activities:
         Depreciation and amortization            424,812         173,191
         Deferred income taxes                    853,042         623,000
         Amortization of covenant not
           to compete                             114,656         101,840
         Changes in assets and
           liabilities:
           (Increase) in trade
             accounts receivable                 (452,012)       (575,394)
           (Increase) in inventories           (2,184,992)     (1,581,491)
           (Increase) in prepaid
             expenses and other
             current assets                      (253,047)       (279,916)
           (Increase) patents and other
             assets                              (967,089)       (195,718)
           Increase in accounts payable           287,050         513,005
           Increase in accrued expenses
             and other                            195,809         118,778
           (Decrease) in income taxes
             payable                                    -         (25,743)
                                              -----------     -----------

           Total adjustments                   (1,981,771)     (1,128,448)
                                              -----------     -----------
     Net cash (used in) provided by
       operating activities                   $  (803,300)    $  (268,887)
                                              ===========     ===========



                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 18 - CHINA JOINT VENTURE

     During 1996, the Company entered into a joint venture agreement with Chen-Hui Company, a governmental corporation of the People's Republic of China, whereby the Company and Chen-Hui are to form a private joint venture company. The joint venture will be owned 51 percent by the Company and 49 percent by Chen-Hui. In exchange for these ownership interests, the Company is to contribute a license of its proprietary processes and manufacturing, marketing, and business expertise, while Chen-Hui is to contribute the lease of a manufacturing facility in Beijing and necessary government approvals.

     The joint venture company will manufacture wireless communications components for distribution to Chinese and other markets. The Company will sell equipment and inventory to the joint venture necessary for its operations, as well as provide training for the joint venture's employees.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of this report.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.   DESCRIPTION
-----------   -----------

  3.1a        Restated Articles of Incorporation, as Amended, filed as
              Exhibit 4.1 to the Registrant's Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

  3.1b        Articles of Amendment to the Articles of Incorporation.

   3.2 Restated Bylaws of the Company as adopted by its Board of Directors on November 4, 1992 filed as Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-
              D) and incorporated herein by reference

   4.1 Specimen Certificate for $.01 par value Common Stock of the Company filed as Exhibit 4.3 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

   4.2 Specimen Certificate for Warrant to Purchase Common Stock of the Company filed as Exhibit 4.4 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

   4.3        Rights Agreement with American Securities Transfer, Inc.
              dated March 15, 1996 filed as Exhibit 4.2 to Registrant's Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference

   4.4 Specimen Certificate for Right to Purchase $.01 par value Common Stock of the Company filed as Exhibit 4.3 to Registrant's Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference

  10.1 Executive Employment Agreement with Joseph H. Kiser, dated November 12, 1992, filed as Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.2 Executive Employment Agreement with David G. Sherman, dated November 12, 1992, filed as Exhibit 10.2 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.3 Executive Employment Agreement with Alwin E. Branson, dated November 12, 1992, filed as Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.4        Amended and Restated Tandem Stock Option and Stock
              Appreciation Rights Plan, effective as of June 26, 1966, filed as Exhibit 4.3 to the Registrant's Form S-8
              Registration Statement (No. 33-88666) and incorporated herein by reference

  10.5 Equipment Lease Agreement dated May 26, 1993 between the Company and Rossi Hardesty Financial Inc., filed as Exhibit
              10.14 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.6 Lease Agreement dated January 1, 1987, between the Company and J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.7 Amended Lease Agreement dated July 1, 1992 between the Company and Bello-1 Partnership for the facility located at 11101 East 51st Avenue, Denver Colorado, filed as Exhibit
              10.16 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.8 Consulting Agreement between Carolyn Y. Kiser and the Company, dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.9 Settlement Agreement between the Company, Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as
              Exhibit 10.18 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.10 Warrant Agreement with American Securities Transfer, Inc., filed as Exhibit 10.19 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

  10.11 Consulting Agreement between the Company and the Neidiger/ Tucker/Bruner, Inc. dated April 26, 1994, filed as Exhibit
              10.23 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D and incorporated herein by reference

  10.12 Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Registrant's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference

  10.13 Assignment of Amended Lease Agreement dated July 1, 1992 between the Company and Bello-1 Partnership from Bello-1 Partnership to Kenneth L. Bettenhausen and Jean M. Bettenhausen dated May 26, 1994 for the facility located at 11101 East 51st Avenue, Denver, Colorado filed as Exhibit
              10.18 to the Registrant's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference

  10.14 Employee Stock Purchase Plan effective as of March 10, 1995 filed as Exhibit 4.3a to the Registrant's Form S-8
              Registration Statement (No. 33-81045) and incorporated herein by reference

  10.15 Stock Grant Plan dated March 15, 1996 filed as Exhibit 4.3b to the Registrant's Form S-8 Registration Statement (No. 33-81045) and incorporated herein by reference

  10.16 Lease Agreement dated July 14, 1995 between the Company and Joseph H. and Nora L. Kiser, as amended September 1, 1995, for the facility located at 15556 East 17th Avenue, Denver, Colorado filed as Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

  10.17 Term Loan and Credit Agreement between the Company and Norwest Bank Colorado, National Association, dated May 17, 1996 filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference.

   23 Consent of Haugen, Springer & Co. to the incorporation by reference of their financial statements in the Registrant's Form S-8 Registration Statements (No. 33-88666) and (No. 33-81045)

   27         Financial Data Schedule

REPORTS ON FORM 8-K

              None.


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VARI-L COMPANY, INC.



                                  By:/s/ David G. Sherman
                                     -------------------------------------
                                     David G. Sherman,
                                     President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Joseph H. Kiser                           Date: March 28, 1997
-----------------------------------------           ----------------------
Joseph H. Kiser, Chairman of the Board,
Chief Scientific Officer
and Director


/s/ David G. Sherman                          Date: March 28, 1997
-----------------------------------------           ----------------------
David G. Sherman, President,
Chief Executive Officer, Principal
Executive Officer, Principal Financial
Officer and Director


/s/Jon L. Clark                               Date: March 28, 1997
-----------------------------------------           ----------------------
Jon L. Clark, Vice President of Finance
and Principal Accounting Officer


/s/ Sarah L. Booher                           Date: March 28, 1997
-----------------------------------------           ----------------------
Sarah L. Booher, Director


/s/ David A. Lisowski                         Date: March 28, 1997
-----------------------------------------           ----------------------
David A. Lisowski, Director


                                EXHIBIT INDEX



Exhibit No.                                  Method of Filing
----------                                   ------------
3.1b          Articles of Amendment to the
               Articles of Incorporation     Filed herewith electronically

23            Consent of Haugen, Springer
               & Co. to the incorporation
               by reference of their
               financial statements in
               the Registrant's Form S-8
               Registration Statements
               (No. 33-88666) and
               (No. 33-81045)                Filed herewith electronically

27            Financial Data Schedule        Filed herewith electronically
