Form 10QSB
period 1997-03-31
VARI L CO INC
filed 1997-05-15
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission File No. 0-23866
March 31, 1997

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes ____X____      No ________


     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

      Class of Securities                        Outstanding Securities
     --------------------                        ----------------------
         $0.01 par value                            3,826,840 shares
          Common shares

                        PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements


                            VARI-L COMPANY, INC.

                               BALANCE SHEETS

                    MARCH 31, 1997 AND DECEMBER 31, 1996



                                            3/31/97          12/31/96
ASSETS                                    (UNAUDITED)        (AUDITED)
                                          ----------         ---------

Current Assets:

Cash and cash equivalents                $ 3,547,007         $ 1,224,727

Receivables:
    Trade, less $4,000 allowance
    for doubtful accounts                  3,084,731           2,744,180
  Lease acquisition costs                    641,486             641,486
  Inventories                              8,427,855           7,740,976
  Prepaid expenses and other               1,320,922             990,130
                                         -----------         -----------

      Total Current Assets                17,022,001         13,341,499
                                         -----------         -----------
Property and Equipment:

  Machinery and equipment                 12,291,004          11,772,250
  Furniture and fixtures                     997,041             993,822
  Leasehold improvements                   3,094,914           2,993,081
                                         -----------         -----------
                                          16,382,959          15,759,153
  Less accumulated depreciation
    and amortization                      (2,812,771)         (2,654,405)
                                         -----------         -----------
      Net Property and Equipment          13,570,188          13,104,748
                                         -----------         -----------
Other Assets:

  Long-term inventories                      332,000             332,000
  Covenant not to compete                     91,283              99,581
  Patents, net of accumulated
    amortization of $43,510 and $31,010      355,464             337,963
  Other                                    1,438,906             899,572
                                         -----------         -----------
      Total Other Assets                   2,217,653           1,669,116
                                         -----------         -----------
TOTAL ASSETS                             $32,809,842         $28,115,363
                                         ===========         ===========


               See Accompanying Notes to Financial Statements

                            VARI-L COMPANY, INC.

                          BALANCE SHEETS, CONTINUED

                    MARCH 31, 1997 AND DECEMBER 31, 1996


                                            3/31/97             12/31/96
LIABILITIES AND STOCKHOLDERS' EQUITY      (UNAUDITED)           (AUDITED)
                                          ----------            --------

Current Liabilities:

  Bank line of credit                     $1,878,409          $2,125,409
  Current installments of:
    Long-term debt                           588,934             588,934
    Obligations under capital leases          10,135              10,135
  Financed insurance premiums                 87,582              33,652
  Trade accounts payable                   1,438,535           1,499,992
  Accrued expenses and other                 188,523             584,938
  Due to related party                        52,227              77,774
  Income taxes payable                       176,548                   0
                                         -----------         -----------
      Total Current Liabilities            4,420,893           4,920,834

Long-term debt                             4,012,994           4,155,121
Obligations under capital leases               5,164               6,131
Subordinated debentures                    5,000,000                   0
Deferred income taxes                      1,036,865           1,036,865
                                         -----------         -----------
      Total Liabilities                   14,475,916          10,118,951
                                         -----------         -----------

Stockholders' Equity:

  Common stock, $.01 par value,
    50,000,000 shares authorized;
    3,826,840 and 3,806,138 shares
    outstanding, respectively                 40,498              40,291
  Paid-in capital                         12,513,505          12,420,002
  Retained earnings                        5,798,623           5,554,819
  Less:
    Loans for purchase of stock              (18,700)            (18,700)
                                         -----------         -----------
      Total Stockholders' Equity          18,333,926          17,996,412
                                         -----------         -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $32,809,842         $28,115,363
                                         ===========         ===========


               See Accompanying Notes to Financial Statements


                            VARI-L COMPANY, INC.

                            STATEMENTS OF INCOME

                      FOR THE THREE MONTH PERIODS ENDED
                      MARCH 31, 1997 AND MARCH 31, 1996


                                        Three Months        Three Months
                                             Ended               Ended
                                            3/31/97             3/31/96
                                          (UNAUDITED)         (UNAUDITED)
                                          ----------          ----------

Net sales                                $ 3,299,733         $ 2,618,096

Cost of products sold                      1,667,785           1,282,577
                                         -----------         -----------
Gross profit                               1,631,948           1,335,519
                                         -----------         -----------
Other costs and expenses:
  General and administrative                 372,601             294,000
  Engineering                                209,184             163,310
  Selling                                    450,222             367,742
  Interest expense                           174,610              99,533
  Interest income                            (24,123)            (62,908)
  Other                                       29,102              56,469
                                         -----------         -----------
                                           1,211,596             918,146
                                         -----------         -----------
Income before taxes                          420,352             417,373

Income taxes                                 176,548             175,297
                                         -----------         -----------
NET INCOME                               $   243,804         $   242,076
                                         ===========         ===========

Primary and fully-diluted earnings
  per common share and common share
  equivalents                            $      0.06         $      0.06
                                         ===========         ===========

Weighted average shares outstanding        3,934,127           3,920,883
                                         ===========         ===========


               See Accompanying Notes to Financial Statements


                            VARI-L COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTH PERIODS ENDED
                      MARCH 31, 1997 AND MARCH 31, 1996


                                        Three Months        Three Months
                                            Ended                Ended
                                           3/31/97              3/31/96
                                          (UNAUDITED)         (UNAUDITED)
                                          ----------          ----------

Net cash (used in) operating
  activities (Note 7)                    $(1,373,960)        $  (852,504)
                                         -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment       (623,806)         (1,572,991)
                                         -----------         -----------
    Net cash used in investing
      activities                            (623,806)         (1,572,991)
                                         -----------         -----------
Cash flows from financing activities:

  Lease acquisition costs advanced                 0            (569,254)
  Net (decrease) in long-term debt          (142,127)           (114,101)
  Repayments of capital lease obligations       (967)             (6,202)
  Redemptions of subordinated debentures           0            (112,500)
  Net repayments under bank line of credit  (247,000)                  0
  Net borrowings for insurance
    financing activities                      53,930              44,870
  Net proceeds from debenture offering     4,562,500                   0
  Proceeds from stock issuances               93,710             459,880
                                         -----------         -----------

      Net cash provided by (used in)
               financing activities        4,320,046            (297,307)
                                         -----------         -----------
      Net increase (decrease) in cash      2,322,280          (2,722,802)

Beginning cash                             1,224,727           5,868,210
                                         -----------         -----------
Ending cash                              $ 3,547,007         $ 3,145,408
                                         ===========         ===========

Supplemental disclosure of cash flows
  information:

  Cash paid for interest                 $   151,610         $   103,706

                                         ===========         ===========
Cash paid for income taxes               $         0         $         0
                                         ===========         ===========


               See Accompanying Notes to Financial Statements


                            VARI-L COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS

    Vari-L Company, Inc. (the Company) was founded in 1953 and is a manufacturer of electronic components. The Company's products are used in commercial and military communications systems where electrical processing of radio frequency signals is required.

NOTE 1 - Financial presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 and notes thereto.

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations, and its cash flows for the three months ended March 31, 1997 and March 31, 1996. All adjustments made are of a normal recurring nature.

NOTE 2 - Inventories


Inventories consist of the following:
                                             3/31/97            12/31/96
                                          (UNAUDITED)           (AUDITED)
                                          ----------            --------

  Finished goods                         $ 1,389,081         $ 1,353,584
  Work in process                          3,832,686           3,189,200
  Raw materials                            3,003,034           2,995,138
  Gold bullion                               203,054             203,054
                                         -----------         -----------
                                         $ 8,427,855         $ 7,740,976
                                         ===========         ===========
  Long-term inventories                  $   332,000         $   332,000
                                         ===========         ===========


NOTE 3 - Income taxes

Income tax expense reflects effective tax rates of 42%.

NOTE 4 - Credit facility

The Company's credit facility consists of a line of credit and a term loan. The line of credit provides for borrowings of up to of $3.5 million. Interest is payable monthly, calculated at prime. The line matures April 30, 1997 and the Company is in the process of renewing this line. At March 31, 1997, the outstanding balance due to the Bank under the line of credit was $1,878,409. Interest accrues on the outstanding principal balance of the term loan at 8.75% and monthly principal and interest payments of $79,812 are required. The term loan matures May 17, 1999. At March 31, 1997, the balance due to the Bank under the term loan was $4,556,792.

NOTE 5 - Securities purchase agreement

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consist of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. Under the agreement, the unpaid principal balance of the debentures plus accrued interest may be converted into common stock at the election of the holder thereof at 84% of the 10-day average closing bid price prior to receipt of written request for conversion, or at $9.50, whichever is less.

                                                                (Continued)

                            VARI-L COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 5 - Securities purchase agreement, continued

As of March 31, 1997, the Company had sold 50 units for $5,000,000 and received proceeds of $4,562,500, net of commissions and fees. As of that date, proceeds had been used to pay down the line of credit ($1,242,000), invest in marketable securities ($3,020,000), and as additional working capital ($300,500). As required by the agreement, the common stock issuable upon conversion and/or exercise of the Debenture and Warrants have been registered with the Securities and Exchange Commission.

NOTE 6 - Stock compensation plans

The Company has three stock-based compensations plans: a stock option plan, an employee stock purchase plan and a stock grant plan.

STOCK OPTION PLAN
The Company has reserved 3,000,000 shares of its common stock for issuance upon exercise of rights and options under the stock option plan. Typically, rights and options have been granted subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management are fully vested upon issuance.

In January 1997, the Company granted 314,524 options pursuant to the plan. During January and February, 12,935 options were exercised at prices ranging from $2.21 to $8.25 per share.

EMPLOYEE STOCK PURCHASE PLAN
Under the Company's employee stock purchase plan, eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair value of the stock on specified dates. A total of 800,000 shares were reserved under the plan and the maximum number of shares to be issued is 200,000 per year. For the plan year 1996, a total of 7,467 shares were issued in January 1997 at $6.91 per share.

STOCK GRANT PLAN
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Compensation Committee of the Company's Board of Directors. During the first quarter of 1997, those members received grants for 300 shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

                                                                (Continued)

                            VARI-L COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 7 - Reconciliation of net income to net cash
         (used in) operating activities

The reconciliation of net income to net cash (used in) operating activities for the three months ended March 31, 1997 and March 31, 1996 is as follows:

                                        Three Months        Three Months
                                            Ended               Ended
                                           3/31/97             3/31/96
                                          (UNAUDITED)         (UNAUDITED)
                                          ----------          ----------

Net Income                               $   243,804         $   242,076
                                         -----------         -----------
Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization            158,366              83,872
    Amortization of covenant
      not to compete                           8,298              25,460
    Changes in assets and liabilities:
      (Increase) in accounts
       receivable                           (340,551)            (25,832)
      (Increase) in inventories             (686,879)           (734,848)
      (Increase) in prepaid
       expenses and other                   (330,792)           (354,019)
      (Increase) in patents and
       other assets                         (119,335)            (97,979)
      (Decrease) increase in
       accounts payable                      (61,457)             26,005
      (Decrease) in accrued
       expenses                             (396,415)           (192,536)
      (Decrease) in amount due to
       related party                         (25,547)                  0
      Increase in income
       taxes payable                         176,548             175,297
                                         -----------         -----------
      Total adjustments                   (1,617,764)         (1,094,580)
                                         -----------         -----------
Net cash (used in)
  operating activities                   $(1,373,960)        $  (852,504)
                                         ===========         ===========


Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included herein.

During the first quarter of 1997, the Company continued to expand its revenue and customer base, both domestically and abroad. The Company currently believes that its best long-term business prospects are in three areas--North America, Europe/Scandinavia and the Pacific Rim, which are three distinctly different market environments, governed by diverse technology requirements, evolving economies, and varied political and regulatory systems.

In Scandinavia, the Company is working closely with a large, key customer on a variety of wireless projects. In China, while the Company is awaiting issuance of Chinese patents covering its technology for its planned joint venture, work has already begun on the redesign and build out of its facility in China with plant startup now expected in the second half of 1997. And in the United States, the Company continues to serve its existing customers in the wireless industry and to position itself to take advantage of anticipated business opportunities arising from the eventual rollout of the personal communications services (PCS) industry.

The Company closed on a $5 million private placement of convertible debentures and warrants during the first quarter of 1997, the proceeds of which are being deployed to enhance technology, strengthen infrastructure and support its Chinese and Pacific Rim initiatives.

RESULTS OF OPERATIONS

Three Months Ended
March 31, 1997 and March 31, 1996

                               TOTAL REVENUES

Sales revenues increased approximately $682,000 (26%) in the three months ended March 31, 1997 as compared with the three months ended March 31,
1996, from $2,618,096 to $3,299,733.   The increase reflects the continued
success of the Company in marketing its commercial lines of products and increased military product shipments.

In the first three months of 1997, sales revenues were comprised of 10% Discrete Signal Processing Components, 40% wide-band VCOs, 44% narrow-band VCOs, 6% PLL, and less than 1% sales of "combination" VCO and Discrete products. In the first three months of 1996, the sales revenues were comprised of 14% Discrete Signal Processing Components, 33% wide-band VCOs, 47% narrow-band VCOs, 5% PLL, and 1% sales of "combination" VCO and Discrete products.

                             COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenues, was 51% in the three months ended March 31, 1997 and 49% in the three months ended March 31, 1996. The increase in the percent of cost of goods sold in the first quarter of 1997 primarily reflects the increase in depreciation expense on the significant capital improvements which were begun in 1995 and are ongoing to improve production processes and facilities.

                      SELLING AND ENGINEERING EXPENSES

Selling expenses increased approximately $82,000, or 14%, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase primarily reflects increased commissions expense for sales outside of the United States, which are paid at a higher rate than domestic sales, on a higher level of sales ($3.3 million for the first three months of 1997 as compared to $2.6 million for the first three months of 1996), plus increased travel domestically and internationally.

Engineering expenses increased approximately $46,000, or 28%, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase reflects added staffing and equipment costs, such as depreciation, to support new product development and expansion of existing product lines, particularly in the commercial area.

                GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses ("G&A") increased approximately $79,000 (27%) in the three months ended March 31, 1997 as compared with the three months ended March 31, 1996. Increases to G&A primarily reflect increased staffing in Personnel and Accounting in line with the growth of the Company.

Other expenses decreased approximately $27,000 (-48%) in the three months ended March 31, 1997 as compared with the same period in 1996, due primarily to the full amortization in 1996 of costs related to a 1991 covenant not to compete with a former officer, which decrease was partially offset by the amortization of a new, 1996 covenant not to complete with a former officer.

                         INTEREST INCOME AND EXPENSE

The Company manages its credit facility and interest bearing investments in tandem.

Interest expense increased approximately $75,000, or 4%, in the three months ended March 31, 1997 as compared with the same period in 1996. Interest income decreased approximately $39,000, or 2%, in the three months ended March 31, 1997 as compared with the same period in 1996. Changes in the amounts of interest income and expense reflect the underlying amounts of the mutual fund investment and debt outstanding under the credit facility. The increase in borrowings under the credit facility and the decrease in the mutual fund investment were due principally to the Company's ongoing capital improvement projects.

                        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $74,000 (89%) for the three months ended March 31, 1997 as compared with the three months ended March 31, 1996. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.


FINANCIAL CONDITION

                                  LIQUIDITY

At March 31, 1997, the Company's working capital was $12.6 million compared to $8.4 million at December 31, 1996. The Company's current ratio was 3.85 to 1 as of March 31, 1997 and 2.7 to 1 at December 31, 1996. The increase in working capital reflects the Company's sale, in March 1997, of $5,000,000 in 7%, subordinated, convertible debentures and warrants, partially offset by investments in equipment and facilities. Such ongoing investments are expected to decrease working capital.

                              CAPITAL RESOURCES

The Company has a Term Loan and Credit Agreement (the "Credit Agreement") with a bank (the Bank) consisting of a line of credit and a term loan.

The line of credit provides for borrowings of up to $3.5 million. Interest is payable monthly, calculated at prime. The line of credit matures on April 30, 1997 and is in the process of being renewed. At March 31, 1997, the outstanding balance of the line of credit was $1,878,409.

Interest accrues on the outstanding principal balance of the term loan at
8.75 percent and monthly principal and interest payments of $79,812 are required. Unpaid principal and accrued interest are due May 17, 1999. The balance on the term loan at March 31, 1997 was $4,556,792.

During 1993, the Company financed the acquisition of capital equipment through capital leases having maturity dates through 1998. At March 31, 1997, the balance due under these leases was $15,300. The lease payments are calculated using interest rates with an average of approximately 11%.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $87,582 as of March 31, 1997 and is paid in monthly installments of $8,051 at the interest rate of 7.24%.

The Company has financed the purchase of vehicles with promissory notes bearing interest rates ranging from 7.20 percent to 9.25 percent. Monthly principal and interest payments totaling $1,879 are required. The notes mature from 1998 through 2000. The outstanding balance of these notes at March 31, 1997 was $45,136.

On March 4, 1997, the Company agreed to sell up to an aggregate of $7.5 million in four year, 7% convertible debentures together with 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. The unpaid principal balance and accrued interest of the debentures may be converted into shares of the Company's common stock at the election of the holder thereof at $9.50 per share or 84% of the 10-day average closing bid price prior to the date of receipt by the Company of the holder's written request, whichever is less. As of March 31, 1997 the Company had sold $5,000,000 of these debentures and 500,000 in related warrants.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. By virtue of the March 4, 1997 sale of convertible debentures and warrants, the Company also has the capital resources to continue its growth plans.

                                   BACKLOG

The Company's total backlog of unfilled firm customer orders ("Backlog") at March 31, 1997 was $14.2 million compared with $13.8 million at March 31, 1996. Backlog at December 31, 1995 was $14.4 million.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this document are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to, future economic conditions, competitive products and pricing, new product development, the delivery of products under existing contracts and other factors.


                            VARI-L COMPANY, INC.

                         PART II--OTHER INFORMATION


Item 1         LEGAL PROCEEDINGS
               None

Item 2         CHANGES IN SECURITIES
               On March 4, 1997, the Company agreed to sell up to an aggregate of $7.5 million in four year, 7% convertible debentures together with 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. As of March 31, 1997, the Company had sold $5,000,000 of these debentures and 500,000 in related warrants. The offering was made to a small group of accredited investors only, pursuant to S.E.C. Regulation D. Neidiger, Tucker, Bruner, Inc., a registered broker dealer, received a commission of 5% of the principal amount of the debentures sold and a 3% finders fee was paid to an unregistered person.

Item 3         DEFAULTS UPON SENIOR SECURITIES
               None

Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

Item 5         OTHER INFORMATION
               None

Item 6         EXHIBITS AND REPORTS ON FORM 8-K
               (a) Exhibits
                   Exhibit 27   Financial Data Schedule

               (b) Reports on Form 8-K
                   None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VARI-L COMPANY, INC.




Date: May 14, 1997                 By:/s/  Jon L. Clark
                                   Jon L. Clark, V.P. Finance
                                   and Principal Accounting Officer


                                EXHIBIT INDEX

EXHIBIT                            METHOD OF FILING
-------                            ----------------


27   Financial Data Schedule       Filed herewith electronically