Form 10-Q
period 1997-06-30
VARI L CO INC
filed 1997-08-13
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended              Commission File No. 0-23866
June 30, 1997

                           VARI-L COMPANY, INC.

          (Exact name of Registrant as specified in its charter.)

          Colorado                        06-0679347
(State of Incorporation)(I.R.S. Employer identification No.)

                           11101 E. 51st Avenue
                          Denver, Colorado  80239
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

                            Yes [X]      No [ ]


           The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

   Class of Securities                      Outstanding Securities
     $0.01 par value                           4,389,992  shares
      Common shares

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           VARI-L COMPANY, INC.

                              BALANCE SHEETS

                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                   6/30/97        12/31/96
ASSETS                                           (Unaudited)     (Audited)
                                                 -----------     ----------
Current Assets:

   Cash and cash equivalents                     $ 2,224,755    $ 1,224,727
   Receivables:
      Trade, less $4,000 allowance
         for doubtful accounts                     3,686,051      2,744,180
      Lease acquisition costs advanced               596,254        641,486
   Inventories                                     8,241,058      7,740,976
   Prepaid expenses and other                      1,280,377        990,130
                                                 -----------    -----------
         Total Current Assets                     16,028,495     13,341,499
                                                 -----------    -----------

Property and Equipment:

   Machinery and equipment                        13,455,912     11,772,250
   Furniture and fixtures                          1,026,729        993,822
   Leasehold improvements                          3,399,009      2,993,081
                                                 -----------    -----------
                                                  17,881,650     15,759,153

Less accumulated depreciation
   and amortization                              (2,978,675)    (2,654,405)
                                                 -----------    -----------
      Net Property and Equipment                  14,902,975     13,104,748
                                                 -----------    -----------

Other Assets:

   Long-term inventories                             332,000        332,000
   Covenant not to compete                            82,985         99,581
   Patents, net of accumulated
      amortization of 61,810 and $31,010             368,559        337,963
   Other                                           1,001,121        899,572
                                                 -----------    -----------

         Total Other Assets                        1,784,665      1,669,116
                                                 -----------    -----------

TOTAL ASSETS                                    $ 32,716,135   $ 28,115,363
                                                 ===========    ===========

                                                 (Continued)

              See Accompanying Notes to Financial Statements.
                           VARI-L COMPANY, INC.

                         BALANCE SHEETS, CONTINUED

                    JUEN 30, 1997 AND DECEMBER 31, 1996

                                                   6/30/97        12/31/96
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)     (Audited)
                                                 -----------    -----------


Current Liabilities:

   Bank line of credit                          $  1,878,409   $  2,125,409
   Current installments of:
      Long-term debt                                 588,934        588,934
      Obligations under capital leases                 8,029         10,135
   Financed insurance premiums                        63,370         33,652
   Trade accounts payable                          1,350,986      1,499,992
   Accrued expenses                                  374,275        584,938
   Due to related party                               37,325         77,774
   Income taxes payable                              466,405              0
                                                 -----------    -----------

         Total Current Liabilities                 4,767,733      4,920,834

Long-term debt                                     3,869,943      4,155,121
Obligations under capital leases                           0          6,131
Subordinated debentures                            1,709,000              0
Deferred income taxes                              1,036,865      1,036,865
                                                 -----------    -----------
         Total Liabilities                        11,383,541     10,118,951
                                                 -----------    -----------

Stockholders' Equity:

   Common stock, $.01 par value,
      50,000,000  shares authorized;
      4,389,992 and 3,806,138 shares
      outstanding, respectively                       46,130         40,291
   Paid-in capital                                15,229,971     12,420,002
   Retained earnings                               6,198,903      5,554,819
   Less:
      Loans for purchase of stock                  (142,410)       (18,700)
                                                 -----------    -----------

         Total Stockholders' Equity               21,332,594     17,996,412
                                                 -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 32,716,135   $ 28,115,363
                                                 ===========    ===========

              See Accompanying Notes to Financial Statements.



                           VARI-L COMPANY, INC.

                           STATEMENTS OF INCOME

                    FOR THE THREE MONTH  PERIODS ENDED
                     JUNE 30, 1997 AND  JUNE 30, 1996
                                    AND
                      FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1997 AND  JUNE 30, 1996



                         Three Months Three Months Six Months    Six Months
                            Ended        Ended       Ended         Ended
                           6/30/97      6/30/96     6/30/97       6/30/96
                         (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)
                         -----------  ----------- -----------   -----------

Net sales                $ 4,005,162  $ 2,563,370  $ 7,304,895  $ 5,181,466

Cost of products sold      2,055,452    1,305,677    3,723,237    2,588,254
                         -----------  -----------  -----------  -----------
Gross profit               1,949,710    1,257,693    3,581,658    2,593,212
                         -----------  -----------  -----------  -----------

Other costs and expenses:
   General and administrative403,098      290,299      775,699      584,299
   Engineering               219,236      157,981      428,420      321,291
   Selling                   450,234      326,703      900,456      694,445
   Interest expense          206,028      108,808      380,638      208,341
   Interest income          (35,243)     (35,960)     (59,366)     (98,868)
   Other                      16,220       59,059       45,322      115,528
                           1,259,573      906,890    2,471,169    1,825,036
                         -----------  -----------  -----------  -----------
Income before taxes          690,137      350,803    1,110,489      768,176

Income taxes                 289,857      147,337      466,405      322,634
                         -----------  -----------  -----------  -----------
NET INCOME               $   400,280  $   203,466  $   644,084  $   445,542
                         ===========  ===========  ===========  ===========
Primary earnings per common
   share and common share
   equivalents           $      0.10  $      0.05  $      0.16  $      0.11
                         ===========  ===========  ===========  ===========

Fully-diluted earnings per
   common share and common
   share equivalents     $      0.09  $      0.05  $      0.16  $      0.11
                         ===========  ===========  ===========  ===========

Primary weighted average
   shares outstanding      4,078,701    3,900,436    3,931,965    3,924,015
                         ===========  ===========  ===========  ===========

Fully-diluted weighted
   Average shares
   outstanding             4,701,632    3,900,436    4,245,327    3,924,015
                         ===========  ===========  ===========  ===========


              See Accompanying Notes to Financial Statements



                           VARI-L COMPANY, INC.

                         STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTH PERIODS ENDED
                      JUNE 30, 1997 AND JUNE 30, 1996


                                         Six Months Ended    Six Months Ended
                                                6/30/97           12/31/96
                                              (Unaudited)        (Audited)
                                              -----------        ----------

Net cash used in
   operating activities (Note 8)               $(988,400)       $(1,975,521)
                                               -----------      -----------
Cash flows from investing activities:
   Net purchases of property and equipment    (2,122,497)       (2,987,138)
                                              -----------       -----------
      Net cash used in investing
         activities                           (2,122,497)       (2,987,138)
                                              -----------       -----------
Cash flows from financing activities:

   Lease acquisition costs reimbursed (advanced)   45,232         (569,254)
   Net (repayments) increase in long-term debt  (285,178)         2,794,046
   Net repayments of
      capital lease obligations                   (8,237)          (15,310)
   Repayments of subordinated debentures                0         (112,500)
   Net (repayments) under
      bank line of credit                       (247,000)         (836,803)
   Net proceeds  under
      insurance financing                          29,718            97,203
   Net proceeds from debenture offering         4,562,500                 0
   Loans for purchase of stock                  (123,710)                 0
   Net proceeds from stock issuances              137,600           472,780
                                              -----------       -----------
      Net cash provided by
         financing activities                   4,110,925         1,830,162
                                              -----------       -----------
      Net (increase) decrease in cash           1,000,028       (3,132,497)

Beginning cash                                  1,224,727         5,868,210
                                               ----------       -----------
ENDING CASH                                    $2,224,755       $ 2,735,713
                                               ==========       ===========

Supplemental disclosure of cash flows
   information:

   Cash paid for interest                      $  340,580       $   190,270
                                               ==========       ===========
   Cash paid for income taxes                  $        0       $         0
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

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and June 30, 1996 and its cash flows for the six-month periods ended June 30, 1997 and June 30, 1996. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                6/30/97           12/31/96
                                              (Unaudited)        (Audited)
                                               ----------       -----------

   Finished goods                              $1,396,212       $ 1,353,584
   Work in process                              3,638,948         3,189,200
   Raw materials                                3,002,844         2,995,138
   Gold bullion                                   203,054           203,054
                                               ----------       -----------
                                               $8,241,058       $ 7,740,976
                                               ==========       ===========
   Long-term inventories                       $  332,000       $   332,000
                                               ==========        ==========


NOTE 3 - INCOME TAXES

Income tax expense reflects effective tax rates of 42%.

NOTE 4 - CREDIT FACILITY

The Company's credit facility consists of a line of credit and a term loan. The line of credit provides for borrowings of up to $3.5 million. Interest is payable monthly, calculated at prime. The line of credit matures October 31, 1997. At June 30, 1997, the outstanding balance due to the Bank under the line of credit was $1,878,409. Interest accrues on the outstanding principal balance of the term loan at 8.75% and monthly principal and interest payments of $79,812 are required. The term loan matures May 17, 1999. At June 30, 1997, the balance due to the Bank under the term loan was $4,418,418.

NOTE 5 - LOAN FOR PURCHASE OF STOCK

During April 1997, the Compensation Committee of the Board of Directors approved a loan of approximately $124,000 to Joseph H. Kiser in connection with his exercise of stock options. The loan was made pursuant to the terms of the Company's tandem stock option and appreciation rights plan.

                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - SUBORDINATED DEBENTURES

SECURITIES PURCHASE AGREEMENT

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. Under the agreement, the unpaid principal balance of the debentures plus accrued interest may be converted into common stock at the election of the holder thereof at 84% of the 10-day average closing bid price prior to receipt of written request for conversion, or at $9.50, whichever is less.

As of June 30, 1997, the Company had sold 50 units for $5,000,000 and received proceeds of $4,562,500, net of commissions and fees. As required by the agreement, the common stock issuable upon conversion and/or exercise of the debentures and warrants have been registered with the Securities and Exchange Commission.

As of June 30, 1997, notices for conversion of the debentures pursuant to the Securities Purchase Agreement had been received totalling $3,291,000 plus accrued interest. 562,852 shares of $.01 par common stock were issued in connection with these conversions. As a result, the balance of outstanding debentures as of June 30, 1997 was $1,709,000. All 500,000 warrants were outstanding as of June 30, 1997. During July 1997, the $1,709,000 of debentures plus accrued interest were converted into 289,292 shares of common stock. Also, pursuant to the agreement, the Company sold and simultaneously converted an additional $2.5 million of debentures into 412,634 shares of common stock and issued 250,000 in related warrants.

NOTE 7 - EARNINGS PER SHARE

Primary earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common stock
equivalents outstanding for a period.   Vested stock options are considered
to be common stock equivalents.

Fully diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and convertible debentures. Fully diluted earnings per common share are computed by dividing net income, after adding back the after-tax interest on the convertible debentures, by the weighted average number of common shares and all dilutive securities.

NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH
          USED IN OPERATING ACTIVITIES

The reconciliation of net income to net cash used in operating activities for the six-month periods ended June 30, 1997 and June 30, 1996 is as follows:



                           VARI-L COMPANY, INC.

                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH
          USED IN OPERATING ACTIVITIES, CONTINUED

                                         Six Months Ended     Six Months Ended
                                                6/30/97           12/31/96
                                              (Unaudited)        (Audited)
                                              -----------        ----------

Net Income                                     $  644,084       $   445,542
                                               ----------        ----------
Adjustments to reconcile net
   income to net cash used in
   operating activities:
      Depreciation and amortization               324,270           192,588
      Amortization of covenant
         not to compete                            16,596            50,920
      Changes in assets and liabilities:
         (Increase) decrease in accounts
           receivable                           (941,871)            55,892
         Increase in inventories                (500,082)       (2,955,475)
         Increase in prepaid expenses
          and other current assets              (290,247)         (547,359)
         (Increase) in patents and other
           assets                               (307,437)         (238,264)
         (Decrease) increase in accounts
           payable                              (149,006)           670,651
         (Decrease) increase in accrued
           expenses                             (210,663)            27,350
         (Decrease) in amounts due to related
           parties                               (40,449)                 0
         Increase in income taxes payable         466,405           322,634
                                               ----------        ----------

         Total adjustments                    (1,632,484)       (2,421,063)
                                               ----------        ----------

Net cash (used in) operating activities        $(988,400)       $(1,975,521)
                                               ==========        ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included herein.

The Company had one of its strongest sales quarters in history during the second quarter of 1997. Demand was particularly strong in the domestic commercial market sector, indicating that the long-awaited surge in parts and equipment sales intended for the domestic personal communications systems ("PCS") market has begun. Also of note was an agreement with Hughes Network Systems in San Diego for the sale of VCOs which will result in revenues of approximately $1.2 million over the next 18 months. These products will be used in specialized mobile radio hand sets that will offer two-way communications services, voice and group dispatch, vehicle location and mobile data solutions. Because this particular program has a five-year life the Company is hopeful that sales will continue beyond the next 18 months. The Hughes Network agreement underscores Vari-L's growing presence in the expanding digital communications marketplace.

The Company also entered into a strategic alliance with the Optoelectronics Unit of Lucent Technologies for the manufacturing and development of magnetic and electro-optic products for CATV applications. Vari-L will be the exclusive supplier of these products for the next two years with an estimated value of $10 million in sales to the Company over that period. This alliance has resulted in establishing a new product line for the Company, Optoelectronic products.

During the quarter, the Company received approval from the U.S. Patent Office on two new patents. In early June, Vari-L's patent for a 1.2 volt VCO, which has the world's lowest energy consumption at .0035 watts, was approved. Low energy consumption is vital for battery powered applications such as hand-held telephones and pagers. The new patent establishes the Company in the subscriber hand-held telephone and pager marketplace. In April 1997, Vari-L's patent for a high impedance ratio wide-band transformer circuit, used in the conversion of light wave signals to and
from radio frequency signals, was approved.    Demand for the transformer
circuit is expected to come from a variety of applications, including CATV. The Optoelectronics Unit of Lucent Technologies is expected to utilize the circuit in magnetic and electro-optic products for CATV applications in its strategic alliance with the Company.

Also during the second quarter of 1997, the Company acquired an in-house pick and place manufacturing line. This high-speed assembly equipment is capable of placing 10,000 parts per hour and is used in the manufacture of commercial PLLs and VCOs. The return on investment for this equipment is expected to be less than one year and has cut the Company's cost for this assembly process in half. A second pick and place manufacturing line will be installed during August 1997.

The Company continues to move forward with the development of its manufacturing joint venture in China. This joint venture is expected to consume a significant amount of the production on the pick and place lines. It is currently anticipated that production in China will commence during the first quarter of 1998.

Construction on the Company's newest facility, which will house Sales, Administration, Personnel and Quality Assurance, is in progress. Occupancy of this space is planned for October, 1997, at which time the space currently occupied by those departments will be remodeled to accommodate all of the manufacturing and engineering functions related to the Company's Discrete Signal Source Components and wide-band VCO product lines.


RESULTS OF OPERATIONS
Three months ended
June 30, 1997 and June 30, 1996

and the Six months ended
June 30, 1997 and June 30, 1996

                              TOTAL REVENUES

Sales revenues increased approximately $1,442,000 (56%) in the three months ended June 30, 1997 as compared with the three months ended June 30, 1996, from $2,563,370 to $4,005,162. Sales revenues increased approximately $2,123,000 (41%) in the six months ended June 30, 1997 as compared with the six months ended June 30, 1996, from $5,181,466 to $7,304,895. The growth in sales revenues continues to reflect the Company's ongoing success in selling to the commercial marketplace with its narrow-band VCOs and PLLs while maintaining its existing markets in military products.

The Company has five major product lines:
1. Discrete signal processing components for industrial, military and aerospace.
2. Hybrid signal source components, primarily wide-band VCOs, for industrial, military and aerospace.
3. Assemblies that combine Discrete signal processing and Hybrid signal source components.
4.   Commercial signal source components including PLLs and narrow-band
     VCOs.
5. Optoelectronic components and subassemblies used in magnetic and electro-optic products for CATV applications.

In the first six months of 1997, the composition of sales revenues was 18% Discrete, 31% wide-band VCOs, 0% "Combination" sales of wide-band VCO and Discrete products, 41% narrow-band VCOs, 5% PLL and 5% Optoelectronic products, the Company's newest product line. In the first six months of 1996, the composition of sales revenues was 17% Discrete, 34% wide-band VCOs, 5% "Combination" sales of wide-band VCO and Discrete products, 38% narrow-band VCOs, 6% PLLs and 0% Optoelectronic products.


                            COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenues, was 51% in both the three months ended June 30, 1997 and the three months ended June 30, 1996. Cost of goods sold, as a percent of sales revenues, was 51% in the six months ended June 30, 1997 and 50% in the six months ended June 30, 1996.


                      SELLING AND ENGINEERING EXPENSE

Selling expenses increased approximately $124,000, or 38%, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Selling expenses increased approximately $206,000, or 30%, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. These increases primarily reflect commissions paid on increased
sales revenues.   The Company continues to actively advertise and travel to
promote its product lines; however, these expenses have increased at a rate less than the increase in revenues.

Engineering expenses increased approximately $61,000, or 39%, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Engineering expenses increased approximately $107,000, or 33%, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. These increases reflect ongoing additions to the engineering staff, and related equipment costs and expenses, to support new product development and expansion of existing product lines.


               GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $113,000, or 39%, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. General and administrative expenses increased approximately $191,000, or 33%, in the six months ended June 30, 1997 as compared with the six months ended June 30, 1996. Increases to G&A primarily reflect increased staffing in the personnel and accounting departments, in line with the growth of the Company, as well as increasing shareholder and other expenses related to being a public company.

Other expenses decreased approximately $43,000 (72%) in the three months ended June 30, 1997 as compared with the three months ended June 30, 1996. Other expenses decreased approximately $70,000 (61%) in the six months ended June 30, 1997 as compared with the six months ended June 30, 1996, due to full amortization in 1996 of costs related to a 1991 covenant not to compete. The decrease was partially offset by the amortization of a 1996 covenant not to compete.


                        INTEREST INCOME AND EXPENSE

The Company manages its credit facility and mutual fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund purchased with proceeds from the March 1997 convertible debenture and warrant offering. Interest income was approximately $35,000 for both the three months ended June 30, 1997 and the three months ended June 30, 1996. Interest income decreased approximately $40,000 (40%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, from $98,868 to $59,366. This decrease reflects the use of funds in the first quarter for capital improvements and the replenishment of the fund in the second quarter from the convertible debenture and warrant offering.

Interest expense increased approximately $97,000 (89%) for the three months ended June 30, 1997 as compared with the three months ended June 30, 1996. Interest expense increased approximately $172,000 (83%) for the six months ended June 30, 1997 as compared with the six months ended June 30, 1996. Increases in interest expense for the 1997 periods primarily reflect interest accrued on the $5,000,000 convertible debentures.


                       DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $132,000 (68%) for the six months ended June 30, 1997 as compared with the six months ended June 30, 1996, reflecting depreciation on property and equipment acquisitions by the Company since June 30, 1996.


Financial Condition

                                 LIQUIDITY

At June 30, 1997, the Company's working capital was $11.3 million compared to $8.4 million at December 31, 1996. The Company's current ratio was 3.4 to 1 at June 30, 1997 and 2.7 to 1 at December 31, 1996.


                             CAPITAL RESOURCES

The Company has a Term Loan and Credit Agreement (the "Credit Agreement") with a bank (the "Bank") consisting of a line of credit and a term loan.

The line of credit provides for borrowings of up to $3.5 million. Interest is payable monthly, calculated at prime. The line of credit matures on October 31, 1997. At June 30, 1997, the outstanding balance of the line of credit was $1,878,409.

Interest accrues on the outstanding principal balance of the term loan at
8.75 percent and monthly principal and interest payments of $79,812 are required. Unpaid principal and accrued interest are due May 17, 1999. The balance on the term loan at June 30, 1997 was $4,418,418.

During 1993, the Company financed the acquisition of capital equipment through capital leases having maturity dates through 1998. At June 30, 1997, the balance due under these leases was $8,029. The lease payments are calculated using interest rates with an average of approximately 11%.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $63,370 as of June 30, 1997 and are paid in monthly installments of $8,051 at an interest rate of 7.24%.

On March 4, 1997, the Company entered into an agreement to sell up to an aggregate of $7.5 million in four year, 7% convertible debentures together with 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. The unpaid principal balance and accrued interest of the debentures may be converted into shares of the Company's common stock at the election of the holder thereof at $9.50 per share or 84% of the 10-day average closing bid price prior to the date of receipt by the Company of the holder's written request, whichever is less. As of June 30, 1997 the Company had sold $5,000,000 of debentures and 500,000 of related warrants, and had converted $3,291,000 plus accrued interest into 562,852 shares of $.01 par value common stock. As a result, the balance of outstanding debentures as of June 30, 1997 was $1,709,000. All 500,000 warrants were outstanding as of June 30, 1997. During July 1997, the $1,709,000 of debentures plus accrued interest were converted into 289,292 shares of common stock. Also, pursuant to the agreement, the Company sold and simultaneously converted an additional $2.5 million in debentures into 412,634 shares of common stock and issued 250,000 in related warrants.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. By virtue of the sales of convertible debentures, the Company also has the capital resources to continue its growth plans.


                                  BACKLOG

The Company's total backlog of unfilled firm customer orders ("backlog") at June 30, 1997 was $13.4 million compared with $13.6 million at June 30, 1996. Backlog at December 31, 1996 was $14.4 million.



                           VARI-L COMPANY, INC.

                        PART II--OTHER INFORMATION


Item 1         LEGAL PROCEEDINGS
               None

Item 2         CHANGES IN SECURITIES
               None

Item 3         DEFAULTS UPON SENIOR SECURITIES
               None

Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The Company's annual meeting of shareholders was held on June 20, 1997. At the meeting Joseph H. Kiser, David G. Sherman, Sarah L. Booher and David A. Lisowski were elected as directors. The shareholders also ratified the appointment of Haugen, Springer & Co. as the Company's independent public accountants for the year ending December 31, 1997. In addition, the shareholders approved and ratified the terms of the Company's 1997 private placement of securities consisting of convertible subordinated debentures and warrants to purchase shares of the Company's $.01 par value Common Stock. The shareholders also approved certain amendments to both the Company's Tandem Stock Option and Stock Appreciation Rights Plan and Stock Grant Plan to conform with recent amendments to SEC Rule 16b-3, and to permit greater flexibility in the administration of the Plans.

               The number of votes cast for, withheld or broker nonvotes for each director nominee was as follows:

                                                                 Broker
                         Nominee           For         Against Nonvotes
               -------                 ---         -------     --------

               Joseph H. Kiser       3,399,115     201,946      0
               David G. Sherman      3,396,015     205,046      0
               Sarah L. Booher       3,287,357     313,704      0
               David A. Lisowski     3,363,832     237,229      0

               The number of votes cast for, against, abstentions and broker nonvotes for ratification of auditors was as follows:

                For      Against   Abstain   Broker Nonvotes
                ---      -------   -------   ---------------
               3,433,635 120,296    47,130           0

               The number of votes cast for, against, abstentions and broker nonvotes for the approval and ratification of the terms of the Company's 1997 private placement of securities consisting of convertible subordinated debentures and warrants to purchase shares of the Company's $.01 par value Common Stock was as follows:

                For      Against   Abstain   Broker Nonvotes
                ---      -------   -------   ---------------
               1,723,063 329,131   69,660     1,479,207

               The number of votes cast for, against, abstentions and broker nonvotes for approval of certain amendments to the Company's Tandem Stock Option and Stock Appreciation Rights Plan to conform with recent amendments to SEC Rule 16b-3, and to permit greater flexibility in the administration of the Plan was as follows:

                For      Against   Abstain   Broker Nonvotes
                ---      -------   -------   ---------------
               3,003,198 384,512   69,231     144,120

               The number of votes cast for, against, abstentions and broker nonvotes for approval of certain amendments to the Stock Grant Plan to conform with recent amendments to SEC Rule 16b-3, and to permit greater flexibility in the administration of the Plan was as follows:

                For      Against   Abstain   Broker Nonvotes
                ---      -------   -------   ---------------
               3,044,616 350,262   62,063     144,120

               Because the election of directors and ratification of auditors were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the shareholders were voted by the brokers at their discretion. The proposal to approve and ratify the private placement was considered nonroutine, and therefore, the brokers did not have the discretion to vote on this proposal. In the case of the two other routine proposals for the amendments to the Tandem Plan and Stock Grant Plan, for certain proxy shares held by brokers as nominees which were not voted at the meeting by shareholders, brokers exercised their discretion by indicating the nonvotes on those proposals.

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


                                   VARI-L COMPANY, INC.




Date: 8/12/97                  By:/s/Jon L. Clark
                                   Jon L. Clark, V.P. Finance
                                   and Principal Accounting Officer


                               EXHIBIT INDEX


EXHIBIT                                      METHOD OF FILING
-------                                      ----------------

27        Financial Data Schedule            Filed herewith electronically