Form 10QSB
period 1997-09-30
VARI L CO INC
filed 1997-11-12
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                             Commission File No. 0-23866
September 30, 1997

                           VARI-L COMPANY, INC.

          (Exact name of Registrant as specified in its charter.)

       Colorado                              06-0679347
------------------------        -----------------------------------
(State of Incorporation)        (I.R.S. Employer identification No.)

                           11101 E. 51st Avenue
                          Denver, Colorado  80239
                          -----------------------
                 (Address of principal executive offices)

                              (303) 371-1560
                              --------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]      No     [ ]

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

     Class of Securities                         Outstanding Securities
     -------------------                         ----------------------
       $0.01 par value                             5,185,588  shares
        Common shares





                       PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           VARI-L COMPANY, INC.

                              BALANCE SHEETS

                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                              9/30/97        12/31/96
ASSETS                                      (Unaudited)      (Audited
------                                      -----------     ----------

Current Assets:

  Cash and cash equivalents                 $ 4,816,743    $ 1,224,727
  Receivables:
    Trade, less $4,000 allowance for
      doubtful accounts                       4,189,265      2,744,180
    Lease acquisition costs advanced            596,254        641,486
  Inventories                                 8,114,414      7,740,976
  Prepaid expenses and other                  1,359,206        990,130
                                            -----------     ----------

        Total Current Assets                 19,075,882     13,341,499
                                            -----------     ----------

Property and Equipment:

  Machinery and equipment                    14,427,827     11,772,250
  Furniture and fixtures                      1,060,681        993,822
  Leasehold improvements                      3,618,570      2,993,081
                                            -----------     ----------
                                             19,107,078     15,759,153

  Less accumulated depreciation and
    amortization                            (3,144,732)    (2,654,405)
                                            -----------     ----------

        Net Property and Equipment           15,962,346     13,104,748
                                            -----------     ----------

Other Assets:

  Long-term inventories                         332,000        332,000
  Covenant not to compete                        74,687         99,581
  Patents, net of accumulated amortization
    of $75,010 and $31,010                      368,623        337,963
  Other                                         733,046        899,572
                                            -----------     ----------

        Total Other Assets                    1,508,356      1,669,116
                                            -----------     ----------

TOTAL ASSETS                                $36,546,584    $28,115,363
------------                                ===========    ===========


                                                               (Continued)

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                           VARI-L COMPANY, INC.

                         BALANCE SHEETS, CONTINUED

                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                              9/30/97        12/31/96
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)      (Audited
------------------------------------        -----------     ----------

Current Liabilities:

  Bank line of credit                       $ 1,878,409    $ 2,125,409
  Current installments of:
    Long-term debt                              540,799        588,934
    Obligations under capital leases              1,966         10,135
  Financed insurance premiums                    55,363         33,652
  Trade accounts payable                      1,265,691      1,499,992
  Accrued expenses                              217,225        584,938
  Due to related party                           24,552         77,774
  Income taxes payable                          876,656              0
                                            -----------     ----------

        Total Current Liabilities             4,860,661      4,920,834

Long-term debt                                4,154,416      4,155,121
Obligations under capital leases                      0          6,131
Deferred income taxes                           965,462      1,036,865
                                            -----------     ----------

        Total Liabilities                     9,980,539     10,118,951
                                            -----------     ----------

Stockholders' Equity:

  Common stock, $.01 par value,
    50,000,000 authorized;
    5,185,588 and 3,806,138
    shares outstanding, respectively            105,205         40,291
  Paid-in capital                            19,714,101     12,420,002
  Retained earnings                           6,765,439      5,554,819
  Less:
    Loans for purchase of stock                (18,700)       (18,700)
                                            -----------     ----------


        Total Stockholders' Equity           26,566,045     17,996,412
                                            -----------     ----------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $36,546,584    $28,115,363
---------------------                       ===========    ===========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                           VARI-L COMPANY, INC.

                           STATEMENTS OF INCOME

                     FOR THE THREE MONTH PERIODS ENDED
                 SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                    AND
                     FOR THE NINE MONTH PERIODS ENDED
                 SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



                           Three       Three         Nine        Nine
                           Months      Months       Months      Months
                           Ended       Ended        Ended       Ended
                          9/30/97     9/30/96      9/30/97     9/30/96
                        (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                        ----------- -----------  ----------- -----------

Net sales                $4,530,656  $2,601,196  $11,835,551  $7,782,662

Cost of products sold     2,150,829   1,316,680    5,874,066   3,904,934
                         ----------  ----------  -----------  ----------

Gross profit              2,379,827   1,284,516    5,961,485   3,877,728
                         ----------  ----------  -----------  ----------

Other costs and
expenses:
  General and
    administrative          486,398     307,057    1,262,097     891,356
  Engineering               244,969     149,641      673,389     470,932
  Selling                   569,415     340,602    1,469,871   1,035,047
  Interest expense          148,152     127,110      528,790     335,451
  Interest income          (52,586)    (30,962)    (111,952)   (129,830)
  Other                       6,692      59,710       52,014     175,238
                         ----------  ----------  -----------  ----------
                          1,403,040     953,158    3,874,209   2,778,194
                         ----------  ----------  -----------  ----------

Income before taxes         976,787     331,358    2,087,276   1,099,534

Income taxes                410,251     139,170      876,656     461,804
                         ----------  ----------  -----------  ----------

NET INCOME               $  566,536  $  192,188  $ 1,210,620  $  637,730
----------               ==========  ==========  ===========  ==========


Primary earnings per
  common share and
  common share
  equivalents            $     0.11  $     0.05  $      0.29  $     0.16
                         ==========  ==========  ===========  ==========

Fully-diluted earnings
  per common share and
  common share
  equivalents            $     0.11  $     0.05   $     0.26  $     0.16
                         ==========  ==========  ===========  ==========

Primary weighted
  average shares
  outstanding             5,064,287   3,829,771    4,163,945   3,884,011
                         ==========  ==========  ===========  ==========

Fully-diluted weighted
  average shares
  outstanding             5,348,187   3,829,771    4,717,767   3,884,011
                         ==========  ==========  ===========  ==========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                           VARI-L COMPANY, INC.

                         STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTH PERIODS ENDED
                 SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



                                                Nine           Nine
                                               Months         Months
                                               Ended          Ended
                                              9/30/97        9/30/96
                                            (Unaudited)    (Unaudited)
                                            ------------   -----------

Net cash used in operating activities
  (Note 7)                                 $  (175,875)   $(1,070,989)
                                            -----------    -----------

Cash flows from investing activities:
  Net purchases of property and equipment   (3,347,925)    (5,348,563)
                                            -----------    -----------

      Net cash used in investing
        activities                          (3,347,925)    (5,348,563)

Cash flows from financing activities:
  Lease acquisition costs
    reimbursed (advanced)                        45,232      (656,485)
  Net (repayments) increases in long-
    term debt                                  (48,840)      2,671,445
  Net repayments of capital lease
    obligations                                (14,300)       (18,254)
  Repayments of subordinated debentures               0      (112,500)
  Net repayments under bank line of credit    (247,000)      (151,893)
  Net proceeds under insurance financing         21,711         71,343
  Net proceeds from debenture offering        6,862,500              0
  Net proceeds from stock issuances,
    net of income tax benefit and
    debenture offering costs                    496,513        403,563
                                            -----------    -----------

      Net cash provided by
        financing activities                  7,115,816      2,207,219
                                            -----------    -----------

      Net increase (decrease) in cash         3,592,016    (4,212,333)

Beginning cash                                1,224,727      5,868,210
                                            -----------    -----------

ENDING CASH                                 $ 4,816,743    $ 1,655,877
                                            ===========    ===========

Supplemental disclosure of cash flows
  information:

    Cash paid for interest                  $   521,129    $   293,877
                                            ===========    ===========

    Cash paid for income taxes              $         0    $         0
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

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996, and its cash flows for the nine-month periods ended September 30, 1997 and September 30, 1996. All adjustments made are of a normal recurring nature.


NOTE 2 - INVENTORIES


Inventories consist of the following:         9/30/97        12/31/96
                                            (Unaudited)      (Audited
                                            ------------   -----------

  Finished goods                             $1,384,848     $1,353,584
  Work in process                             3,696,219      3,189,200
  Raw materials                               2,830,293      2,995,138
  Gold bullion                                  203,054        203,054
                                             ----------     ----------
                                             $8,114,414     $7,740,976
                                             ==========     ==========

  Long-term inventories                      $  332,000     $  332,000
                                             ==========     ==========


NOTE 3 - INCOME TAXES

Income tax expense reflects effective tax rates of 42%.


NOTE 4 - SUBORDINATED DEBENTURES

Securities Purchase Agreement
-----------------------------

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. Under the agreement, the unpaid principal balance of the debentures plus accrued interest could be converted into common stock at the election of the holder thereof at 84% of the 10-day average closing bid price prior to receipt of written request for conversion, or at $9.50, whichever is less.

As of September 30, 1997, the Company had sold 75 units for $7,500,000 and received proceeds of $6,862,599, net of commissions and fees. As required by the agreement, the common stock issuable upon conversion and/or exercise of the debentures and warrants have been registered with the Securities and Exchange Commission.

As of September 30, 1997, notices for conversion of the debentures pursuant to the agreement had been received totaling $7,500,000, plus accrued interest. As a result of these conversions, 1,264,778 shares of $.01 par common stock were issued. All 750,000 warrants were outstanding as of September 30, 1997.





                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 5 - CREDIT FACILITIES

The Company has credit facilities with two banking institutions. The first consists of a $3.5 million line of credit agreement. The second consists of two agreements, a $4.7 million term loan agreement and a $2.5 million revolving equipment term loan ("the equipment loan") agreement.

The line of credit provides for borrowings of up to $3.5 million.
Interest is payable monthly, calculated at prime. The line of credit matures April 30, 1999. At September 30, 1997, the outstanding balance due under the line of credit was $1,878,409.

Interest accrues on the outstanding principal balance of the term loan at 8.01% and monthly principal and interest payments of $73,279 are required. The term loan matures February 13, 2001. At September 30, 1997, the balance due under the term loan was $4,659,140.

The equipment loan consists of a $2.5 million revolving line with a conversion feature. Interest accrues on the balance due under the revolving line at prime plus one-quarter percent and is payable monthly. The revolving line component of the equipment loan matures August 13, 1998. Borrowings under the revolving line can be converted to term notes which will bear interest at the 3-year treasury note rate plus 1.95%. Term loans will require monthly principal and interest payments calculated on a 7-year amortization basis with a 42 month maturity. The equipment loan was effective as of August 14, 1997 and, as of September 30, 1997, no advances had been made.


NOTE 6 - EARNINGS PER SHARE

     Primary and fully-diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding for a period. Vested stock options are considered to be common stock equivalents.





                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 7 - RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING
ACTIVITIES

The reconciliation of net income to net cash used in operating activities for the nine-month periods ended September 30, 1997 and September 30, 1996 is as follows:


                                            Nine months    Nine months
                                               Ended          Ended
                                              9/30/97        9/30/96
                                            (Unaudited)    (Unaudited)
                                            ------------   -----------

Net Income                                  $ 1,210,620    $   637,730
                                            -----------    -----------
Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization               490,327        307,018
    Amortization of covenant not
      to compete                                 24,894         76,380
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable                          (1,445,085)        158,735
      (Increase) in inventories               (373,438)    (2,522,015)
      (Increase) in prepaid expenses
        and other                             (369,076)      (468,500)
      Decrease (increase) in patents
        and other assets                        135,866      (253,120)
      (Decrease) increase in accounts
        payable                               (234,301)        714,546
      (Decrease) in accrued expenses          (367,713)      (183,567)
      (Decrease) in amounts due to
        related parties                        (53,222)              0
      Increase in income taxes payable          805,253        461,804
                                            -----------    -----------
      Total adjustments                     (1,386,495)    (1,708,719)
                                            -----------    -----------

Net Cash Used in Operating Activities      $  (175,875)   $(1,070,989)
                                            ===========    ===========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

The Company achieved record financial results in the three-month and nine-month periods ended September 30, 1997. Net income for the nine-month period has surpassed 1996 annual net income. The Company received $2.9 million in firm customer orders during the third quarter, up 79% from the same quarter a year ago, while nine-month orders rose 48% to $9.2 million. Commercial firm customer orders more than doubled to $2 million in the quarter and $6.7 million for the year. Military/aerospace orders rebounded in the quarter, advancing 30% to $934,000, but still trail 1996 year-to-date levels by 16%. International order growth outpaced domestic order growth 149% to 56% in the third quarter and 87% to 34% in the nine-month period. The international and domestic order growth trends change from period to period. For example, the growth in domestic orders outpaced international orders during the second quarter of 1997. These trend fluctuations reflect our customers' varying ordering cycles and the potential for relatively large orders from any given customer. They also demonstrate that the Company is becoming a global organization with strong customer relationships resulting in orders from domestic, European and Scandinavian markets. In addition, excellent potential for growth exists in the promising, yet largely untapped, Far East markets.

While exploring new markets, the Company has continued to advance its technology. As announced during the third quarter, the Company has developed a new 5.8 gigahertz VCO to be used in a variety of applications for the third ISM license-free frequency-band market, including intelligent highway vehicle systems and other advanced technologies. This VCO has state-of-the art phase noise performance and the lowest energy consumption of any product in its class. This announcement followed two patent grants during the second quarter and underscores the Company's commitment to remaining on the leading edge of new product developments.

The Company remains optimistic about the prospects for its manufacturing joint venture in China. While direct investments in capital and other resources in China have been limited pending receipt of Chinese patents on the Company's intellectual property, the Company still hopes to begin production in during the first quarter of 1998. Because production cannot begin without the Chinese patents, the Company has taken steps to minimize the impact that delays would have on shipments of high-volume commercial products. In particular, the Company is refining its domestic manufacturing systems and procedures in order to reduce labor costs and offset the economic advantages of overseas manufacturing.

Construction on the Company's newest U.S. facility, which will house Sales, Administration, Personnel and Quality Assurance, is nearly complete. Occupancy of this space is planned for November 1997 at which time the space currently occupied by those departments will be remodeled to accommodate all of the manufacturing and engineering functions related to the Company's Discrete Signal Source Components and wide-band VCO product lines.


Results of Operations
Three Months Ended
September 30, 1997 and September 30, 1996

and the Nine Months Ended
September 30, 1997 and September 30, 1996

Total Revenues

Sales revenues increased approximately $1,929,000 (74%) in the three months ended September 30, 1997 as compared with the three months ended September 30, 1996, from $2,601,196 to $4,530,656. Sales revenues also increased approximately $4,053,000 (52%) in the nine months ended September 30, 1997 as compared with the nine months ended September 30
1996, from $7,782,662 to $11,835,551.   These increases in sales revenue
reflect the continuing success of the Company in expanding its international and commercial sales even while increasing domestic sales and sales opportunities.

The Company currently has five major product lines:
1. Discrete signal processing components for industrial, military and aerospace.
2. Hybrid signal source components, primarily wide-band VCOs, for industrial, military and aerospace.
3. Assemblies that combine Discrete signal processing and Hybrid signal source components.
4.   Commercial signal source components including PLLs and narrow-band
     VCOs.
5. Optoelectronic components and subassemblies used in magnetic and electro-optic products for CATV applications.

In the first nine months of 1997, the composition of sales revenues was 12% Discrete, 30% wide-band VCOs, 0% "Combination" sales of wide-band VCO and Discrete products, 45% narrow-band VCOs, 6% PLLs and 7% Optoelectronic products, the Company's newest product line. In the first nine months of 1996, the composition of sales revenues was 17% Discrete, 35% wide-band VCOs, 7% "Combination" sales of wide-band VCO and Discrete products, 36% narrow-band VCOs, 5% PLLs and 0% Optoelectronic products.


Cost of Goods Sold

Cost of goods sold, as a percent of sales revenues, was 47% in the three months ended September 30, 1997 and 51% in the three months ended September 30, 1996. Cost of goods sold, as a percent of sales revenues, was 50% in the nine months ended September 30, 1997 and 50% in the nine months ended September 30, 1996. The decreases in the 3-month period ended September 30, 1997 reflect improvements in production processing that have increased personnel efficiencies and reduced labor and material costs.

Selling and Engineering Expense

Selling expenses increased approximately $229,000, or 67%, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Selling expenses increased approximately $435,000, or 42%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Selling expenses, such as sales commissions, are directly related to the amount of product shipped and sales revenue generated. Revenues increased 74% and 52% in the three- and nine-month periods ending September 30, 1997, respectively.

Engineering expenses increased approximately $95,000, or 64%, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Engineering expenses increased approximately $202,000, or 43%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. These increases reflect additional engineering staff, expenses and equipment costs to expand and support development of the Company's product lines, including high-volume commercial products, military products, space products and optoelectronic products.

General and Administrative and Other Expenses

General and administrative expenses increased approximately $179,000 (58%) in the three months ended September 30, 1997 as compared with the three months ended September 30, 1996. General and administrative expenses increased approximately $370,000 (42%) in the nine months ended September 30, 1997 as compared with the nine months ended September 30, 1996. Increases to G & A primarily reflect additional staffing in the personnel and accounting departments, in line with the growth of the Company, as well as increasing shareholder and other expenses related to being a public company.

Other expenses decreased approximately $53,000 (89%) in the three months ended September 30, 1997 as compared with the three months ended September 30, 1996. Other expenses decreased approximately $123,000 (70%) in the nine months ended September 30, 1997 as compared with the nine months ended September 30, 1996, due to full amortization in 1996 of costs related to a 1991 covenant not to compete. The decrease was partially offset by the amortization of a 1996 covenant not to compete.

Interest Income and Expense

The Company manages its credit facility and mutual fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund purchased with proceeds from the March 1997 convertible debenture and warrant offering. Interest income increased approximately $22,000, to approximately $53,000 in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Interest income decreased approximately $18,000 (14%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, from $129,830 to $111,952. The increase/decrease reflects varying levels of these mutual funds investments during the periods reported upon.

Interest expense increased approximately $21,000 (17%) for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996. Interest expense increased approximately $193,000 (58%) for the nine months ended September 30, 1997 as compared with the nine months ended September 30, 1996. Increases in interest expense for the 1997 periods primarily reflect interest paid on the $5,000,000 convertible debentures prior to their conversion to common stock.

Depreciation and Amortization

Depreciation and amortization increased approximately $183,000 (60%) for the nine months ended September 30, 1997 as compared with the nine months ended September 30, 1996, reflecting depreciation on acquisitions since September 1995 of property, equipment, and leasehold improvements, including but not limited to the retooling and remodeling of the commercial products manufacturing facility, test and lab setups for engineering staffing additions, the addition of high-speed testing equipment, new phone systems, equipment and software for the management information systems upgrade, and the acquisition of equipment to perform machining, packaging and testing that had formerly been purchased outside.

Financial Condition
-------------------

Liquidity

At September 30, 1997, the Company's working capital was $14.2 million compared to $8.4 million at December 31, 1996. The Company's current ratio was 3.9 to 1 as of September 30, 1997 and 2.7 to 1 at December 31, 1996.

Capital Resources

On August 13, 1997, the Company restructured its credit facilities, renewing its line of credit agreement, which is secured by accounts receivable, inventory and general intangibles, with its present banking institution and taking its existing term loan, plus increasing its credit facility, which is secured by all of the Company's fixed assets, to a second banking institution.

The line of credit agreement was renewed and provides for borrowings of up to $3.5 million and matures April 30, 1999. Interest is payable monthly, calculated at prime. At September 30, 1997, the outstanding balance of the line of credit was $1,878,409.

The Company now has two separate loans under its term loan agreement. The first loan is a conventional term loan. Interest accrues on the outstanding principal balance of the term loan at 8.01 percent and monthly principal and interest payments of $73,279 are required. Unpaid principal and accrued interest are due February 13, 2001. The balance on the term loan at September 30, 1997 was $4,659,140. Proceeds of this loan were used to pay off the term loan at the first banking institution.

The second loan is a revolving equipment loan which provides for
borrowings up to $2,500,000.   Interest accrues on the outstanding
principal balance of the revolving line at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at a rate which adjusts to the 3-year treasury note rate plus 1.95%. When converted, the new term debt will require monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1998. As of September 30, 1997, no advances had been made under this loan.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $55,363 as of September 30, 1997 and are paid in monthly installments of $8,051 with an interest rate of 7.24%.

On March 4, 1997, the Company entered into an agreement to sell up to an aggregate of $7.5 million in four year, 7% convertible debentures together with 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. The unpaid principal balance and accrued interest of the debentures could be converted into shares of the Company's common stock at the election of the holder thereof at $9.50 per share or 84% of the 10-day average closing bid price prior to the date of receipt by the Company of the holder's written request, whichever was less. As of September 30, 1997 the Company had sold $7,500,000 of debentures and 750,000 of related warrants, and had converted the $7,500,000 in debentures plus accrued interest into 1,264,778 shares of $.01 par value common stock. All 750,000 warrants remained outstanding as of September 30, 1997.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of its recent sales of the convertible debentures, the Company has adequate capital resources to continue its growth plans.

Backlog

Total backlog of unfilled firm customer orders ("backlog") at September 30, 1997 was $11.8 million compared with $13.7 million at September 30, 1996. Backlog at December 31, 1996 was $14.4 million.

Forward looking statements

Some of the statements contained in this document are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to the success of the products into which the Company's products are integrated, governmental action relating to wireless communications licensing and regulation, internal projections as to the demand for certain types of technological innovation, competitive products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, future economic conditions generally, as well as other factors.





                           VARI-L COMPANY, INC.

                        PART II--OTHER INFORMATION


Item 1    Legal Proceedings
          -----------------
          None

Item 2    Changes in Securities
          ---------------------
          None

Item 3    Defaults Upon Senior Securities
          -------------------------------
          None

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5    Other Information
          -----------------
          None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               Exhibit 10 Lease agreement dated March 12, 1997 between the Company and Five K Investments for the facility located at 11900 E. 49th Avenue, Denver, Colorado.

               Exhibit 27  Financial Data Schedule

          (b)  Reports on Form 8-K
               None





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VARI-L COMPANY, INC.




Date:      November 7, 1997             By:  /s/ Jon L. Clark
                                             -----------------------------
                                             Jon L. Clark, V.P. Finance
                                             and Principal Accounting
                                             Officer