Form 10KSB
period 1997-12-31
VARI L CO INC
filed 1998-03-11
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                For the fiscal year ended December 31, 1997

Commission File No. 0-23866
                           VARI-L COMPANY, INC.
              (Name of Small Business Issuer in its Charter)

         Colorado                               06-0679347
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation)

                            4895 Peoria Street
                          Denver, Colorado 80239
                              (303) 371-1560
       (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                              Title of Class
                       Common Stock, $.01 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X]  Yes     [ ]  No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.          [  ]

     State issuer's revenues for the fiscal year ended December 31, 1997:
$17,385,364.

     The aggregate market value of the Common Stock held by non-affiliates on March 9, 1998 was approximately $45,846,588 based on the closing price on the Nasdaq National Market System on that date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

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

     The Company was founded in 1953 in Stamford, Connecticut and relocated to Denver, Colorado in 1969. The Company's new corporate headquarters is located at 4895 Peoria Street, Denver, Colorado 80239, and its telephone number is 303/371-1560. The Company also conducts certain portions of its operations at three other buildings within a five-mile radius of its Denver headquarters building.

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

     Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by the various types of wireless communications equipment ranges from 1 kiloHertz (1 thousand cycles per second) to 20 gigaHertz (20 billion cycles per second). In the United States, the Federal Communications Commission allocates portions of the spectrum for different types of wireless communication systems. Wireless communications systems currently in use include cellular telephones and base stations, wireless cable (LMDS), satellite communications, global positioning systems, local area networks, as well as radar systems, missile guidance systems and navigational systems. Communications systems recently launched at the lower end of the spectrum include personal communications systems, or PCS, and direct broadcast satellites. The Company's products are designed for use in all of these applications.

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

SIGNAL SOURCE COMPONENTS

     One of the Company's major product lines is based on its patented design of the voltage controlled oscillator ("VCO"). Oscillators are components which provide a precise signal source within a frequency range. They are widely used in transmitting and receiving equipment. The Company's patented technology enables its VCOs to operate with approximately 20% of the input power requirements of most of its competitors. This unique feature, combined with the VCO's high quality performance, allows the Company's VCOs to be utilized in battery operated and other low-power applications, such as cellular telephones, with better performance than competing products.

     The Company produces several types of VCOs. The Company's wide-band VCOs are sophisticated, high reliability components which are manufactured in a clean-room environment and are hermetically-sealed. They are sold for use in both military and high-end commercial applications. One of the Company's Commercial Signal Source Component products, the low-cost VCO, was introduced in May 1994. This surface mount product was the first of an entire product line of very narrow-band VCOs priced at approximately 75% less than the Company's wide-band VCOs. These products are designed to perform at high levels of efficiency while being priced competitively for higher volume commercial applications. Most of the increase in the Company's sales over the past two years is attributable to the low-cost VCO. In June 1997, the Company's patent for a 1.2 volt VCO, which has the lowest energy consumption available at .0035 watts, was approved. Low energy consumption is vital for battery powered applications such as hand-held telephones and pagers. The new patent enhances the Company's position in the subscriber hand-held telephone and pager marketplace. In 1997, the Company also made significant investments in automatic manufacturing and test equipment to manufacture higher volumes of its low cost VCOs than had been possible in prior years. In addition, as part of its new headquarters facility, the Company now has the capability of adding to this already increased manufacturing capacity by further acquisitions of such automated equipment.

     Besides direct sales to original equipment manufacturers and component suppliers to such manufacturers, the Company's low-cost VCOs are also utilized by the Company as components in its phase locked loop synthesizers, discussed below.

PHASE LOCKED LOOP SYNTHESIZERS

     The Company introduced its first Commercial Signal Source Component product, the phase locked loop synthesizer ("PLL"), in 1993. The PLL is a device made up of a VCO, a loop filter, and integrated circuits. PLLs are utilized in both transmitting and receiving equipment. The PLL's function is to lock onto stable reference signals and convert them into stable frequencies which may be detected and utilized by the communications equipment. This function is essential in communications equipment.

     As compared to its competitors, the Company's PLL exhibits superior phase noise performance and uses approximately 20% of the power, operates with an extended life, and is competitively priced. The Company's low-cost PLL was recognized as one of the twelve best new products introduced in 1993 by MICROWAVES & RF MAGAZINE. The Company's PLL-300/400 series and low-cost VCOs are designed for use in applications such as cellular telephones and cellular telephone base stations, personal communications networks, personal communication systems, local area computer networks, satellite communications, global positioning systems, and direct broadcast systems.

SIGNAL PROCESSING COMPONENTS

     The Company also produces a line of RF and microwave signal processing components which are primarily used in military and space applications. Among these products are power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. The Company also produces mixers and phase detectors which are used to convert the frequency of RF and microwave signals into usable information and data.

     Military and space applications of these products, as well as the Company's wide-band VCOs, described above, include the radar systems of military aircraft, the guidance systems of anti-aircraft and anti-missile missiles, and military and commercial satellites. The military programs using these products include the Patriot missile, AMRAAM missile, Harm missile, PRC104 Man-Pac radio, F14, F15 and F18 fire control systems, Phoenix missile, F16 radar systems (tail warning) and the Standard Missile
II. These components, together with the wide-band VCOs, formed the original product lines of the Company and continue to be the Company's most technically advanced products, often utilizing technologies developed by the Company. They are typically very high reliability, high performance, custom designed components. The production of custom designed components usually entails the modification of existing products to meet the specific performance criteria of the customer, but may, in certain instances, require the design of an entirely new product. In this area, because the components are manufactured to its customers' specifications, the Company is often a sole source supplier.

FIBER-OPTIC COMPONENTS

     Through its Signal Processing Components engineering group, the Company recently developed patented technology for a high-impedance ratio, wide-band transformer circuit used in the conversion of light wave signals to and from radio frequency signals. This patent was approved in April 1997 by the U.S. Patent and Trademark Office. Demand for the "fiber-optic" transformer circuit is expected to come from a variety of applications, including cable access television ("CATV").


MANUFACTURING

     The Company's Commercial Signal Source Components products are manufactured with automated, "pick and place" assembly equipment. Until 1997, these products were manufactured by third-party contract manufacturers in the United States. In 1997, the Company brought this process in-house with the acquisition of two automated assembly lines. In addition, a third automated assembly line is under contract, as well as equipment to automate other steps in the production and testing processes. This third assembly line will be dedicated to high volume subscriber products and will exhibit advanced automation and increased capacity.

     The length of the production process for products manufactured through the Company's automated assembly lines is two to three weeks. Manufacturing of the Company's other products, which involves less automated assembly, takes from one to fifty-two weeks. The Company may maintain inventory of the raw materials required for production of its products for a period of up to one year or more.


     At the present time, all of the Company's products are manufactured at the Company's various facilities in Denver, Colorado. The Company has in the past manufactured some of its products outside of the United States and may do so again in the future. In 1996, the Company entered into an agreement to produce commercial VCOs and PLLs at a facility in Beijing in the Peoples Republic of China. Under the joint venture agreement, the Company would own 51% of the Chinese manufacturing company, which is expected to supply products to the Chinese market as well as to other Pacific Rim markets and elsewhere. Although the Company planned to begin manufacturing there in the summer of 1997, the commencement of production in China has been deferred until the Company receives satisfactory assurances of patent and trade secret protection.

SUPPLIERS

     The Company currently has approximately 150 suppliers and historically has not experienced any unusual supply problems. In recent years, however, as the Company's size and sales volume have increased and various changes have occurred in the telecommunications parts industry, the Company has noted an increase in the number of supplier and supply quality problems. Accordingly, the Company believes that obtaining a secure and competitively priced supply of the components needed to meet anticipated increases in sales is one of its most important challenges over the next several years.

     Because the Company uses a significant amount of gold in its high reliability product line, the Company's costs of production may be affected by the sometimes volatile market price of gold. Accordingly, in December 1993, the Company made a $203,000 purchase of gold bullion as a hedge against future increases in the price of gold. This purchase, which is roughly equivalent to the amount of gold used by the Company for manufacturing in one year, is still held by the Company as of the date hereof. Recent declines in the price of gold have diminished the value of this investment but the Company plans to continue to hold the bullion as a hedge for the foreseeable future.

SALES AND MARKETING

     In the past, the Company's primary business was to engineer, manufacture and market high performance, high reliability microwave signal processing components used in military applications, such as missile guidance systems, advanced navigational systems and advanced radar systems. In recent years, the Company shifted its focus to the commercial marketplace to lessen the Company's susceptibility to trends in defense spending and to seek a share of the dramatic growth anticipated for commercial wireless communications. As a result of this shift, the Company believes that variances in its business will now be more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. In 1991, the approximate mix of customer orders was 25% for commercial applications and 75% for military applications. By 1993, this mix was approximately 50% for commercial applications and 50% for military applications. In 1997, this mix was approximately 82% for commercial applications and 18% for military applications.

     During 1997, the Company continued to derive a substantial portion of bookings from its international marketing efforts. The $9,980,000 in firm orders from non-U.S. customers in 1997 represented 51% of total firm orders for the year as it did in 1996, when the non-U.S. customers accounted for $6,308,000 in sales. The 51% of firm international orders for 1997 represented 95% for commercial applications and 5% for military applications. The Company's 1997 international business included orders from customers in Sweden, Germany, France, Japan, England, India, China, South Korea and other countries.

     The following table lists the Company's sales revenues for each of the past five years according to the Company's product lines:

                                         Sales Revenues
                                          (In thousands)

                                 1997   1996   1995   1994   1993
                                 ----   ----   ----   ----   ----

Signal Processing Components  $ 1,897  $ 1,738  $ 2,345$ 1,542$ 2,394
Fiber-Optic
  Signal Processing Components  1,392      -0-      -0-    -0-    -0-
Wide-Band VCOs                  4,957    3,825    3,829  4,363  4,032
Signal Processing Components
  Combined with Wide-Band VCOs    262    1,025      776    194    283
Commercial Signal
  Source Components             8,877    5,622    2,518  1,128    218
                                -----    -----     ----  -----  -----
                              $17,385  $12,210   $9,468 $7,227 $6,927

                              =======  =======   ====== ====== ======

     The Company's sales are made primarily through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. These sales representatives also represent other manufacturers with products complementary to, rather than competitive with, the Company's products. The Company normally engages 15 to 20 sales representative firms in the U.S. and also has 15 sales representatives covering 25 foreign countries. The Company now employs an East Coast Regional Sales Manager, a West Coast Regional Sales Manager, a Director of Military/Aerospace Sales, a European Regional Sales Manager, a Pacific Rim Regional Sales Manager and a Vice-President of Sales, all of whom work together to manage and coordinate the activities of the sales representatives.

     In addition to the efforts of its independent sales representatives, the Company uses various methods to directly promote its products, including field visits to customers, advertising in trade journals, authoring technical articles for publication in trade journals, and trade show product seminars and exhibitions.

CUSTOMERS

     The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or military marketplace. Many of those customers are larger Fortune 500 companies with world-wide operations or prime contractors for military work. Management believes it has a strong reputation with these and other customers for high performance products and solutions.

     Key customers of the Company include Motorola, Nokia, Ericsson, Lucent Technologies, Samsung, Uniden, Hughes Network Systems, and Siemens in the commercial market, and Raytheon Systems Co., Hughes Space/Com., Lockheed Martin, L3 Communications, Rockwell, Northrup Grumann, NEC, Saab Ericsson, and Matra Defense in the military and aerospace market. In 1996, Ericsson accounted for 11% of the Company's total sales, followed by Raytheon at 8%. The Company's two largest customers in 1997 were Motorola and Nokia, with each accounting for 12% of sales revenues. The Company does not believe that its business is dependent on any one of its customers.

     The Company's customers have historically bought products from the Company on the basis of purchase orders, rather than long-term supply contracts. Recently, the Company has entered into long term purchase agreements with some of its larger commercial customers. These agreements establish preferred vendor status for the Company and, in certain cases, set minimum amounts which will be purchased by the customer over the term of the agreement.

COMPETITION

     The Company is subject to active competition in the sale of virtually all of its products. Many of its competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete with the Company by manufacturing certain components themselves, rather than purchasing them from the Company. While some large foreign firms, principally Japanese, have the ability to manufacture competitive products in much larger production runs than the Company, the Company believes that its expanded capacity has materially increased its own mass production capabilities.

     The Company believes that its surface mount products for commercial applications compete with other manufacturers' products on the basis of their unique features, price and performance. The Company believes that its products manufactured for military applications, including the Signal Processing Components and Wide-Band VCOs, compete on the basis of quality and performance. These products are typically high performance, high reliability components which are required to meet high quality system standards.

     The Company believes Merrimac and Remec are its largest competitors in the Signal Processing Components market. Murata, Fujitsu, ALPS and Z-Comm compete in the lower-priced commercial VCO marketplace. Remec/Magnum competes with the Company primarily in the wide-band, hermetically-sealed VCO marketplace. PLL competitors include ALPS, Panasonic, Ma/Com and Synergy. While most of these competitors have significantly greater financial and other resources than the Company, the Company believes that it will continue to be able to successfully compete in these markets because of the strength of its existing technology and its ongoing commitment to technological innovation.

RESEARCH AND DEVELOPMENT

     The Company's products are marketed in a highly competitive and rapidly changing technological environment. Consequently, the Company has historically invested heavily in its research and development programs. For the years ended December 31, 1997 and 1996, the Company expended approximately $1,026,000 and $695,000, respectively, on such programs.

     Joseph H. Kiser, Chief Scientific Officer, directs the research and development efforts of the Company. Mr. Kiser has been largely responsible for many of the technological successes and innovations of the Company over the past 38 years and is the author of the Company's VCO patent. He heads up a 35-member team of engineers and other technically trained personnel who perform research and development in addition to providing process and production assistance to other departments.

PATENTS

     The patent on the Company's VCO was issued in the U.S. on November 4, 1986, in Canada on April 17, 1990, and by the European Patent Office on April 3, 1992. The U.S. patent will expire in 2006. The Company also owns three other U.S. patents for (i) a Frequency Translator, expiring 1998, (ii) Broadband High Frequency Baluns and Mixer, expiring 1998, and
(iii) Broadband Mixer with Coplanar Balun, expiring in 2002. During 1997, the Company received approval from the U.S. Patent and Trademark Office on two new patents. In April 1997, the Company's patent for a high impedance ratio wide-band transformer circuit, used in the conversion of light wave signals to and from radio frequency signals, was approved. In early June, the Company's patent for a 1.2 volt VCO, which has the lowest energy consumption available at .0035 watts, was approved. To the Company's knowledge, there are no asserted claims by other parties to the Company's products or patents.

     During the third quarter of 1997, the Company also announced it had developed a new 5.8 gigaHertz VCO to be used in a variety of applications for the third ISM license-free frequency-band market, which includes intelligent highway vehicle systems and other advanced technologies. This VCO has state-of-the art phase noise performance and the lowest energy consumption of any product in its class.

     In the absence of patents, the Company relies upon nondisclosure agreements and trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its markets, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Barriers to competitor entry include the time and expense to design and manufacture components and the difficulty of selling to those customers who have already designed the Company's components into their equipment.

     If the China joint venture goes forward, the Company will contribute a license of its proprietary processes and its manufacturing, marketing and business expertise. The Company is under no obligation to contribute such a license or otherwise proceed until all necessary government approvals, including satisfactory assurances of patent and trade secret protection, have been obtained.

GOVERNMENT REGULATION

     In many instances, the Company has been required to obtain export licenses before filling foreign orders. United States Export Administration regulations control high technology exports like the Company's products for reasons of national security, compliance with U.S. foreign policy, protection of domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Any foreign sales of the Company's products requiring export licenses must comply with these general policies. Although the Company has not experienced significant export licensing problems, such problems may arise in the future, particularly since so many of the Company's products have actual or potential military and other governmental applications.

EMPLOYEES

     As of December 31, 1997, the Company had 202 full-time employees and two part-time employees, including 31 engaged in management and administration, 35 in engineering, 128 in production and testing, and 10 in sales. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company began leasing its new corporate headquarters ("Building 4") in Denver, Colorado during November of 1997. Building 4 has approximately 30,874 square feet and houses the Company's administration, sales, personnel, quality assurance and finance. It will also be the site of some of the Company's new, highly automated pick and place assembly lines for products aimed at the subscriber market. The lease expires on September 1, 2013, and provides for a monthly base rental of $41,204 through August 31, 2003 with possible increases each year thereafter. The Company is also obligated to pay taxes, insurance, maintenance and other expenses on the facility for the term of the lease. The lease may be extended at the option of the Company for two additional terms of five years each.

     The Company is in the process of remodeling its former headquarters building, an approximately 20,200 square foot facility in Denver ("Building 1"). When the remodeling is completed, it will house all aspects of the Company's Wide-Band VCO and Signal Processing Component operations in a single facility. The Building 1 lease, which expires on June 30, 2002, provides for a monthly base rental of $9,907 through June 30, 1998 with increases each year thereafter up to $10,920 per month during the final year. The Company is obligated to pay taxes, insurance, maintenance and other expenses for the term of the lease. After 2002, the lease may be extended at the option of the Company for two additional terms of two years each.

     The Company leases another facility in Denver of approximately 13,650 square feet ("Building 2") which currently houses all of the Company's engineering, purchasing and production operations for its Commercial Signal Source Component products. The Company's two pick and place assembly lines for the commercial infrastructure market, including VCOs used in cellular and PCS base stations, are in Building 2. The lease expires on October 24, 2000, and provides for a monthly base rental of $6,634 through September 30, 1998, and $4,000 per month thereafter for the remainder of the lease term. The Company is responsible for payment of taxes, insurance, maintenance and other expenses. The facility is leased from a partnership in which an executive officer of the Company, Joseph H. Kiser, is a partner.

     The Company leases a fourth facility ("Building 3") in Denver which houses the Company's machine shop and advanced products engineering. Building 3 has approximately 8,836 square feet and the lease expires August 1, 1998. The monthly base rental is $3,279 plus taxes, insurance, maintenance and other expenses. The facility is leased from Joseph H. Kiser, an executive officer of the Company.

     As part of its severance arrangements with a former officer, the Company rents residential properties in Colorado and Mexico from the former officer. The Company has not exercised its tenancy rights on those properties and does not intend to do so in the future. These leases expire March 31, 1998 and June 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1997.



                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

     The Company's common stock is traded under the symbol "VARL" on the Nasdaq National Market. The following table sets forth the high and low prices for the common stock for the periods indicated:

                                          High         Low
                                          ----         ----

1996
----

Fiscal quarter ended March 31, 1996     $17-1/2      $12-1/4
Fiscal quarter ended June 30, 1996      $15-3/4      $10-1/2
Fiscal quarter ended September 30, 1996 $12-1/4       $6-1/4
Fiscal quarter ended December 31, 1996  $10-7/8       $7-5/8

1997
----

Fiscal quarter ended March 31, 1997     $11-7/8         $8
Fiscal quarter ended June 30, 1997         $9         $6-3/4
Fiscal quarter ended September 30, 1997 $11-7/16      $6-7/8
Fiscal quarter ended December 31, 1997  $12-7/8      $7-5/16


HOLDERS

     As of December 31, 1997, there were approximately 143 holders of record and in excess of 1,000 beneficial owners of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Sales of the Company's products increased approximately $5.2 million, or 42%, from 1996 to 1997. Manufacturing costs as a percent of sales decreased approximately 5% from 1996 to 1997, due primarily to improvements in production processing that have increased personnel efficiencies and reduced labor and material costs. Approximately 63% of the increased revenues resulted from shipments of commercial products.

     During 1997, Vari-L had three significant successes associated with its commercial product line: 1) The Company received approval from the U.S. Patent and Trademark Office of a patent on a new 1.2 volt VCO, which has the lowest energy consumption available in the industry at .0035 watts. Because low energy consumption is a crucial element of battery powered applications such as hand-held telephones and pagers, the new patent enhances the Company's position in the subscriber hand-held telephone and pager marketplace. 2) During the third quarter, the Company announced the development of a new 5.8 gigaHertz VCO suitable for a variety of applications in the third ISM license-free frequency-band market, including intelligent highway vehicle systems and other advanced technologies. The 5.8 Ghz VCO has state-of-the art phase noise performance and the lowest energy consumption of any product in its class.
3) The Company estimates that, as a result of its sales efforts, its market share of the cellular infrastructure, purchased-VCO market in Western Europe has increased from approximately 20% in 1995 to as much as 75% in 1997.

     Approximately 37% of the increase in revenues over 1996 resulted from other corporate successes during the year, including the introduction of fiber-optic products in the Signal Processing Components line. The Company's patent for this product was approved in April of 1997 by the U.S. Patent and Trademark Office. The patent is for a high-impedance ratio, wide-band transformer circuit used in the conversion of light wave signals to and from radio frequency signals. Demand for the transformer circuit is expected to come from a variety of applications, including CATV.

     During 1997, the Company brought the high-speed, automated assembly process utilized for its commercial products in house with the purchase of two pick and place assembly lines. Previously, the manufacturing cost for this production process was provided by contract manufacturers and averaged 4.5 cents per placement. The in-house lines have reduced this cost to approximately 1.5 cents per placement, a 67% reduction. Certain other production processes which had been manually performed were also automated during 1997. These improvements have allowed the Company to increase its product shipments without a corresponding increase in production personnel and related expenses. Similar technological advances in manufacturing processes will be applied to the Company's non-commercial assemblies. In addition, a fully-automated assembly line is being acquired for its newest product entry into the subscriber market.

          The Company is continuing to work toward developing a manufacturing facility in China through its Chinese joint venture agreement. Direct investments of capital and other resources in China have been limited, however, because of unanticipated delays in the receipt of Chinese patents on the Company's intellectual property. Under the agreement, production will not begin until satisfactory Chinese patent protection has been obtained. The Company has taken steps to minimize the impact that these delays could have had on future shipments of high-volume commercial products. In particular, as described above, the Company has automated and refined its domestic manufacturing systems and procedures to reduce labor costs and diminish the economic advantages of overseas manufacturing.

     Construction on the Company's newest U.S. facility, its corporate headquarters which houses sales, administration, personnel, quality
assurance and finance, was completed in November 1997.   The space
formerly occupied by those departments is being remodeled to accommodate all of the manufacturing and engineering functions related to the Company's Signal Processing Components and Wide-Band VCO product lines. In addition, the Company is finishing the second floor of its new corporate headquarters building for implementation of a fully automated production line for its newest product entry aimed at the subscriber market for hand-held telephone and pager components.


RESULTS OF OPERATIONS

                            OPERATING REVENUES

     Sales revenues increased approximately $5.2 million (42%) in 1997, from $12.2 million in 1996 to $17.4 million in 1997. This includes a 37% increase in military/aerospace/industrial shipments (8% of which derives from the Company's new fiber-optic components products) and a 63% increase in commercial shipments. Revenues from the Company's Commercial Signal Source Components were approximately $8.9 million, or 51% of revenues, in 1997 as compared to $5.6 million, or 46%, in 1996. Revenues from the Company's Signal Processing Components product line were approximately $3.3 million, or 19% of revenues, in 1997 as compared to $1.7 million, or 14%, in 1996. Revenues from sales of the Company's wide-band VCO products were approximately $5.0 million, or 29% of revenues, in 1997 as compared to $3.8 million, or 31%, in 1996. Revenues from sales of products that combine the Company's Signal Processing Components with wide-band VCOs were approximately $.3 million in 1997, or 2% of revenues, as compared to $1 million, or 8% of revenues, in 1996.

                            COST OF GOODS SOLD

     Cost of goods sold, as a percent of sales revenues, was 48% in 1997 and 51% in 1996. Gross profit margins were 52% for 1997 and 49% for 1996. The decrease in the cost of goods sold in 1997 reflects improvements in production processing that have increased personnel efficiencies and reduced labor and material costs.

                    GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased approximately $524,000, or 42%, from $1,237,000 in 1996 to $1,761,000 in 1997. Increases to G & A
primarily reflect additional staffing in the personnel, accounting and management information systems departments, in line with the growth of the Company, as well as increasing shareholder and investor relations expenses.

                           ENGINEERING EXPENSES

     Engineering expenses increased approximately $331,000, or 48%, from $695,000 in 1996 to $1,026,000 in 1997, reflecting increased costs for engineering personnel and expenses and equipment costs to expand and support development of the Company's product lines.

                             SELLING EXPENSES

     Selling expenses increased approximately $610,000, or 41%, from $1,472,000 in 1996 to $2,082,000 in 1997. Certain selling expenses, such as sales commissions, are directly related to the amount of product shipped and sales revenue generated. Revenues increased 42% from 1996 to 1997.

                        INTEREST INCOME AND EXPENSE

     The Company manages its credit facility and interest bearing investments in tandem.

     Interest expense increased approximately $299,000, or 64%, from $468,000 in 1996 to $767,000 in 1997. The increase in interest expense primarily reflects interest paid on the $7.5 million of convertible debentures sold in a March 1997 private offering, prior to their conversion to common stock.

     Interest income increased approximately $39,000, or 27%, from $146,000 in 1996 to $185,000 in 1997. The Company's investment in a mutual fund of U.S. Government securities, from which interest income is earned, was approximately $5.88 million and $1.18 million at December 31, 1997 and 1996, respectively.

                       DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $291,000, or 69%, from $425,000 in 1996 to $716,000 in 1997. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.

                              OTHER EXPENSES

     Other expenses decreased approximately $67,000, or 30%, from $223,000 in 1996 to $156,000 in 1997, due to full amortization in 1996 of costs related to a 1992 covenant not to compete. The decrease was partially offset by the amortization of a 1996 covenant not to compete.

                                NET INCOME

     Net income increased $857,000, or 73%, from $1,178,000 in 1996 to $2,035,000 in 1997. The increase in net income was due principally to the growth in net sales from 1996 to 1997.

                            EARNINGS PER SHARE

     Basic earnings per share increased 13 cents, or 41%, from $.32 in 1996 to $.45 in 1997 on weighted average outstanding shares that increased 791,907 shares, or 21%, from 3,736,516 shares in 1996 to 4,528,423 shares in 1997.

     Diluted earnings per share increased 13 cents, or 43%, from $.30 in 1996 to $.43 in 1997 on weighted average shares outstanding and dilutive securities that increased 913,488, or 23%, from 3,912,027 in 1996 to 4,825,515 in 1997.

FINANCIAL CONDITION

                                  ASSETS

     Total assets increased approximately $11.4 million during 1997. The increase resulted primarily from the Company's capital investments in its infrastructure and the proceeds received from its March 1997 convertible debenture offering.

     Cash and cash equivalents increased approximately $4.8 million from December 31, 1996 to December 31, 1997. The increase resulted principally from the issuance of convertible debentures which were subsequently converted into common shares. Net proceeds from the offering were approximately $6.5 million.

     Property and equipment increased approximately $5.9 million as the result of extensive capital improvements and acquisitions during 1997. This included the commencement of the retooling and remodeling of the military/aerospace manufacturing facility, the acquisition of high-speed test and automated production equipment for commercial assemblies, and costs related to the leasehold and furnishing of the new corporate headquarters building.

     Trade accounts receivable increased approximately $2.4 million, or 89%, from December 31, 1996 to December 31, 1997. This was due principally to the timing of the approximately $5.6 million in fourth quarter shipments.

     In 1997, the Company was reimbursed for lease acquisition costs of approximately $641,000 which had been advanced to the contractor who constructed the Company's new corporate headquarters.

     Inventories decreased approximately $761,000, or 9%, during 1997. Components of the decrease were approximately $137,000 in finished goods, $784,000 in work in process and $48,000 in the value of gold bullion (adjusted for the market value which was below cost at December 31, 1997), offset by an increase in raw materials of approximately $207,000. The Company anticipates that the inventory quantities will level off or continue to decrease as more automation of materials planning is implemented.

                                LIABILITIES

     Total liabilities increased approximately $1.6 million during 1997, $1.3 million of which was attributable to the increase in deferred income taxes.

                            STOCKHOLDERS' EQUITY

Common stock and paid-in capital increased approximately $7.8 million during 1997 due to the exercises of stock options, the issuance of shares under the employee stock purchase plan, and the conversion of $7.5 million in subordinated debentures, plus accrued interest, to common stock.

                                 LIQUIDITY

     At December 31, 1997, the Company's working capital was $15.9 million compared to $8.4 million at December 31, 1996. The Company's current ratio was 6.1 to 1 as of December 31, 1997 and 2.7 to 1 at December 31, 1996.

     The increase in working capital was due to several factors. Cash and cash equivalents increased $4.7 million from the investment of the proceeds of the $7.5 million debenture offering, net of offering costs, and after utilization of funds for capital improvements. Trade accounts receivable increased $2.4 million, due principally to the later timing of the shipments in the fourth quarter ($5.6 million), which increased approximately $1.2 million from 1996 to 1997. The Company reduced the outstanding amount of its bank line of credit by $.3 million and reclassified the balance as a long-term liability because of its April 30, 1999 maturity date. These increases were partially offset by the repayment of the lease acquisition costs that had been advanced to the contractor for the construction of the Company's new corporate headquarters building ($.6 million), by decreases in inventory ($.8 million) and prepaid expenses ($.1 million), and by increases in trade payables and other accrued liabilities ($.3 million).

                             CAPITAL RESOURCES

     On August 13, 1997, the Company restructured its credit facilities, renewing its line of credit agreement with its present banking institution, which is secured by accounts receivable, inventory and general intangibles, and taking its existing term loan, plus increasing its credit facility, which is secured by all of the Company's fixed assets, to a second banking institution.

     The line of credit agreement was renewed and provides for borrowings of up to $3.5 million and matures April 30, 1999. Interest is payable monthly, calculated at prime. At December 31, 1997, the outstanding balance of the line of credit was $1,813,409.

     The Company has two separate loans under its term loan agreement. The first loan is a conventional term loan. Interest accrues on the outstanding principal balance of the term loan at 8.01 percent and monthly principal and interest payments of $73,279 are required. Unpaid principal and accrued interest are due February 13, 2001. The balance of the term loan at December 31, 1997 was $4,532,976. Proceeds of this loan were used to pay off the term loan at the first banking institution.

     The second loan is a revolving equipment loan which provides for borrowings up to $2,500,000. Interest accrues on the outstanding principal balance of the revolving line at prime plus .25%. Borrowings can be converted to term notes which bear interest at a rate which adjusts to the 3-year treasury note rate plus 1.95%. When converted, the new term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1998. As of December 31, 1997, $500,000 had been advanced and converted to a term note. Interest accrues on the outstanding principal balance of this loan at 7.72 percent and monthly principal and interest payments of $7,550 are required.

     The Company has financed the purchase of vehicles with promissory notes bearing interest rates ranging from 7.20 percent to 9.25 percent. Monthly principal and interest payments totaling $1,879 are required. The notes mature from 1998 through 2000. The outstanding balance of these notes at December 31, 1997 was $32,178.

     The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $23,730 as of December 31, 1997 and are paid in monthly installments of $8,051 with an interest rate of 7.24%.

     On March 4, 1997, the Company entered into an agreement to sell up to an aggregate of $7.5 million in four year, 7% convertible debentures together with 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. The unpaid principal balance and accrued interest of the debentures could be converted into shares of the Company's common stock at the election of the holder thereof at $9.50 per share or 84% of the 10-day average closing bid price prior to the date of receipt by the Company of the holder's written request, whichever was less. As of December 31, 1997 the Company had sold $7,500,000 of debentures and 750,000 of related warrants, and had converted the $7,500,000 in debentures plus accrued interest into 1,264,778 shares of $.01 par value Common Stock. All 750,000 warrants remained outstanding as of December 31, 1997.

     The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

                                  BACKLOG

     Total backlog of unfilled firm customer orders ("backlog") at December 31, 1997 was $16.6 million compared with $14.4 million at December 31, 1996. The increase was due to an increase in new firm customer orders in 1997 of $7.1 million, net of increased shipments in 1997 of $5.2 million. The increase in firm customer orders reflects the Company's success in capturing an estimated 75% of the market for cellular infrastructure, purchased-VCOs in Western Europe during 1997.

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

ITEM 7.  FINANCIAL STATEMENTS.

     See pages F-1 through F-24 for this information.

                           Vari-L Company, Inc.
                       Index to Financial Statements
                        December 31, 1997 and 1996

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

     Statements of Cash Flows                                 F-6

     Notes to Financial Statements                     F-7 - F-24




HAUGEN, SPRINGER & CO.
Certified Public Accountants

9250 East Costilla Avenue                    Robert S. Haugen, C.P.A.
Suite 150                                    Charles K. Springer, C.P.A.
Englewood, Colorado 80012
(303) 799-6969  FAX (303) 799-6974


                       INDEPENDENT AUDITOR'S REPORT
                       ----------------------------





The Board of Directors and Stockholders
Vari-L Company, Inc.

     We have audited the accompanying balance sheets of Vari-L Company, Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vari-L Company, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                 /s/Haugen, Springer & Co.
                                 HAUGEN, SPRINGER & CO.


February 24, 1998
Denver, Colorado



                           VARI-L COMPANY, INC.

                              BALANCE SHEETS


                                               December 31,
                                        -------------------------
                                           1997           1996
                                       -----------     ----------

Assets
------

Current Assets:

  Cash and cash equivalents             $5,970,582    $1,224,727
  Accounts receivable:
    Trade, less $18,000 and $4,000
      allowance for doubtful accounts    5,172,874     2,744,180
    Lease acquisition costs                      -       641,486
  Inventories                            6,936,890     7,740,976
  Prepaid expenses and other               887,272       990,130
                                       -----------   -----------

    Total Current Assets                18,967,618    13,341,499
                                       -----------   -----------

Property and Equipment:

  Machinery and equipment               15,730,870    11,772,250
  Furniture and fixtures                 1,200,453       993,822
  Leasehold improvements                 4,707,324     2,993,081
                                       -----------   -----------

                                        21,638,647    15,759,153

  Less accumulated depreciation
    and amortization                   (3,313,483)   (2,654,405)
                                       -----------   -----------

    Net Property and Equipment          18,325,164    13,104,748
                                       -----------   -----------

Other Assets:

  Long-term inventories                    375,000       332,000
  Covenant not to compete (Note 11)         66,389        99,581
  Patents, net of accumulated
   amortization of $88,210
   and $31,010                             504,895       337,963
  Other                                  1,317,238       899,572
                                       -----------   -----------

    Total Other Assets                   2,263,522     1,669,116
                                       -----------   -----------

TOTAL ASSETS                           $39,556,304   $28,115,363
============                           ===========   ===========

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                           VARI-L COMPANY, INC.

                              BALANCE SHEETS
(Continued)

                                               December 31,
                                        -------------------------
                                           1997           1996
                                        ----------    ------------

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Bank line of credit                  $         -    $2,125,409

  Current maturities of:
    Long-term debt                         596,645       588,934
    Obligations under capital leases             -        10,135
  Financed insurance premiums               23,730        33,652
  Trade accounts payable                 1,851,057     1,499,992
  Accrued expenses and other               628,718       584,938
  Due to related party                           -        77,774
                                       -----------   -----------

    Total Current Liabilities            3,100,150     4,920,834

Bank line of credit                      1,813,409             -
Long-term debt                           4,464,021     4,155,121
Obligations under capital leases                 -         6,131
Deferred income taxes                    2,343,654     1,036,865
                                       -----------   -----------

    Total Liabilities                   11,721,234    10,118,951
                                       -----------   -----------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock-$0.01 par value,
  50,000,000 shares authorized;
  5,251,288 and 3,806,138
  shares issued and outstanding,
  respectively                              52,513        38,061
  Paid-in capital                       20,211,589    12,422,232
  Retained earnings                      7,589,668     5,554,819
  Less loans for purchase of stock        (18,700)      (18,700)
                                       -----------   -----------

    Total Stockholders' Equity          27,835,070    17,996,412
                                       -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $39,556,304   $28,115,363
  =================================    ===========   ===========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.

                           STATEMENTS OF INCOME

                                         Years Ended December 31,
                                       ---------------------------
                                           1997           1996
                                       ------------   ------------

Net sales                              $17,385,364   $12,210,517

Cost of products sold                    8,365,555     6,226,755
                                       -----------   -----------

Gross profit                             9,019,809     5,983,762
                                       -----------   -----------

Other income and expenses:

  General and administrative expenses    1,761,111     1,237,526
  Engineering expenses                   1,026,009      695,222
  Selling expenses                       2,082,336     1,472,543
  Profit sharing plan contribution          17,803         1,758
  Interest expense                         767,061       468,259
  Interest income                        (185,175)     (146,102)
  Other expenses                           155,515       222,785
                                       -----------   -----------

                                         5,624,660     3,951,991
                                       -----------   -----------

Income before income taxes               3,395,149     2,031,771

Income taxes                             1,360,300       853,300
                                       -----------   -----------

NET INCOME                              $2,034,849    $1,178,471
==========                             ===========   ===========

Basic earnings per share               $       .45   $       .32
                                       ===========   ===========

Diluted earnings per share             $       .43   $       .30
                                       ===========   ===========



              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            TOTAL
                                               LOANS FOR    STOCK-
               COMMON   PAID-IN      RETAINED   PURCHASE   HOLDERS
               STOCK    CAPITAL      EARNINGS   OF STOCK    EQUITY
               ------   -------      --------   --------    --------

Balances
 12/31/95     $ 36,249  $11,847,557 $4,376,348 $(18,700)$16,241,454

Stock options
 exercised       1,128       95,497          -         -     96,625

Warrants and
 units
 exercised         570      398,430          -         -    399,000

Issued under
 employee stock
 purchase plan      94       60,785          -         -     60,879

Issued under
 stock grant plan   20       19,963          -         -     19,983

Net income           -            -  1,178,471         -  1,178,471
                ------   ----------  ---------   ------- ----------

Balances
 12/31/96       38,061   12,422,232  5,554,819  (18,700) 17,996,412

Issued from
 conversion of
 debentures     12,648    6,465,983          -         -  6,478,631

Stock options
 exercised       1,717    1,260,939          -         -  1,262,656

Issued under
 employee stock
 purchase plan      75       51,522          -         -     51,597

Issued under
 stock grant plan   12       10,913          -         -     10,925

Net income           -            -  2,034,849         -  2,034,849
               -------  ----------- ----------  --------  ---------

Balances
 12/31/97      $52,513  $20,211,589 $7,589,668 $(18,700)$27,835,070
               =======  =========== ==========  ======== ==========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.

                         STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           1997            1996
                                       -----------      ----------

Net cash provided by (used in)
 Operating activities (Note 16)        $ 1,846,726   $  (803,300)
                                       -----------    -----------

Cash flows from investing activities:

  Purchases of property and equipment  (5,879,494)    (6,481,480)
                                      ------------   ------------

    Net cash (used in) investing
     activities                        (5,879,494)    (6,481,480)
                                      ------------   ------------

Cash flows from financing activities:

  Lease acquisition costs repaid
   (advanced)                              641,486      (641,486)
  Net increase in long-term debt           316,611      2,533,527
  Repayments of capital lease
   obligations                            (16,266)       (26,490)
  Borrowings under bank line
   of credit                             1,420,000      2,495,499
  Repayments under bank line
   of credit                           (1,732,000)    (2,217,392)
  Net (repayments) borrowings
   for insurance financing                 (9,922)         33,652
  Repayments of debentures                       -      (112,500)
  Net proceeds from stock issuances      8,158,714        576,487
                                       -----------   ------------

    Net cash provided by financing
     activities                          8,778,623      2,641,297
                                       -----------   ------------

    Net increase (decrease) in cash      4,745,855    (4,643,483)

Cash and cash equivalents
 at beginning of year                    1,224,727      5,868,210
                                       -----------    -----------

Cash and cash equivalents
 at end of year                         $5,970,582     $1,224,727
                                       ===========    ===========

Supplemental disclosure of cash
 flows information:

Cash paid for interest                 $   692,192     $  470,004
                                       ===========    ===========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

    Organization and Nature of Operations
    -------------------------------------

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

    Use of Estimates
    ----------------

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

    Cash and Cash Equivalents
    -------------------------

    Cash and cash equivalents include a mutual fund which is convertible to a known amount of cash.

    Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property and Equipment
    ----------------------

    Property and equipment are recorded at cost. Depreciation and amortization for the principal components of property and equipment are computed using straight-line and accelerated methods over 1 to 12 year estimated useful lives. Other components of property and equipment are depreciated using units-of-production methods which recognize the productive lives of the underlying assets.

    Stock Compensation Plans
    ------------------------

    The Company applies Accounting Principles Board (ABP) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock compensation plans. The Company discloses the fair value of those plans pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

    Income Taxes
    ------------

    The Company uses the asset and liability method as identified in SFAS No. 109, Accounting for Income Taxes.

    Earnings Per Share
    ------------------

    The Company has adopted SFAS No. 128, Earnings Per Share, resulting in the restatement of earnings per share for 1996. Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options, warrants, and convertible debentures are treated as common stock equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

    Research and Development Costs
    ------------------------------

    Research and development costs are charged to expense when incurred. Research and development expense for the years 1997 and 1996 totalled $1,026,009, and $695,222, respectively.

    Valuation of Long-Lived Assets
    ------------------------------

    The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes guidelines for determining fair value based on future net cash flows for the use of the asset and for the measurement of an impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.

    Reclassifications
    -----------------

    Certain 1996 amounts have been reclassified so as to conform with 1997 presentation.



NOTE 2 - LEASE ACQUISITION COSTS
         -----------------------

    During 1996, the Company advanced $641,486 to a contractor for the acquisition of land on which the contractor was to build an office and manufacturing facility which the Company would lease. During 1997, the facility was completed and the contractor repaid this advance to the Company.

NOTE 3 - INVENTORIES
         -----------

     Inventories consist of the following:


                                     December 31,
                                     ------------
                                  1997           1996
                              ------------   -----------

          Finished goods      $1,173,847     $1,353,584
          Work in process      2,405,396      3,189,200
          Raw materials        3,202,454      2,995,138
          Gold bullion           155,193        203,054
                              ----------     ----------

                              $6,936,890     $7,740,976
                              ==========     ==========

          Long-term
           inventories        $  375,000     $  332,000
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

NOTE 4 - PROPERTY, EQUIPMENT, AND OTHER ASSETS
         -------------------------------------

    During 1997 and 1996, the Company invested significant amounts in the remodeling of its leased facilities and a management information system including digital communication and computer network systems. The Company has capitalized certain direct and overhead costs related to these projects.

    Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives, which is generally 17 years.


    Other assets at December 31, 1997 and 1996 included approximately $844,000 and $428,000, respectively, of costs related to the Company's efforts to obtain ISO 9001 registration for its commercial products operation. These costs consisted of wages, travel, training, consulting, and related overhead costs. These costs will be amortized commencing with the date of successful registration, which occurred January 1998.

    Other assets at December 31, 1997 and 1996 also included approximately $355,000 and $159,000 of costs associated with a joint venture agreement with the Chinese government; see Note 17. These costs will be accounted for as an investment in the joint venture company once that entity has been formally organized.

NOTE 5 - BANK LINE OF CREDIT AND LONG-TERM DEBT
         --------------------------------------

    The Company has credit facilities with two banking institutions. The first consists of a $3.5 million line of credit agreement. The second consists of two agreements, a $4.7 million term loan agreement and a $2.5 million revolving equipment term loan agreement. The second credit facility was effective August 1997.

    Line of Credit
    --------------

    The line of credit was restructured August 1997 and provides for borrowings of up to $3.5 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 1999. At December 31, 1997, the outstanding balance due under the line of credit was $1,813,409.

    The Company's accounts receivable, inventory, and general intangible assets secure the line of credit.

    Term Loan
    ---------

    Interest accrues on the outstanding principal balance of the term loan at 8.01% and monthly principal and interest payments of $73,279 are required. The term loan matures February 13, 2001. At December 31, 1997, the balance due under the term loan was $4,532,976. Proceeds from this loan were used to repay the term loan from the Company's prior credit facility.


    Revolving Equipment Term Loan
    -----------------------------

    The equipment term loan consists of a $2.5 million revolving line with a conversion feature. Interest accrues on the balance due under the revolving line at prime plus one-quarter percent and is payable monthly. The revolving line component matures August 13, 1998. At December 31, 1997, there were no amounts outstanding under the revolving line.

    Borrowings under the revolving line can be converted to term notes, which will bear interest at the three-year treasury note rate plus
    1.95 percent. Term loans require monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. During November 1997, the Company borrowed $500,000 under the revolving line and converted it to a term note. Interest accrues on this term note at 7.72 percent and monthly payments of $7,750 are required.

    The Company's property and equipment secure the term loan and revolving equipment term loan.

    Under the credit facilities, the Company must maintain certain financial ratios and obtain the banks' approvals prior to entering into various transactions, including the payment of dividends, disposal of significant assets, changing its executive management, or entering into direct borrowing arrangements or contingent liabilities.

    Promissory Notes
    ----------------

    The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.20 to 9.25 percent. Monthly principal and interest payments totalling $1,879 are required. The notes mature from 1998 through 2000.



     Long-term debt consists of the following:


                                     December 31,
                            ------------------------------
                                  1997           1996
                             -------------  -------------

     Term loan                $4,532,976     $4,694,307
     Equipment term loan         495,512              -
     Vehicle notes                32,178         49,748
                              ----------     ----------

                               5,060,666      4,744,055

     Less current
      installments               596,645        588,934
                              ----------     ----------

          Long-term portion   $4,464,021     $4,155,121
                              ==========     ==========

    Scheduled annual principal payments on the bank line of credit and long-term debt for each of the next five years are as follows:

               1998           $  596,645
               1999            2,479,451
               2000              696,932
               2001              993,657
               2002              737,407
                              ----------

                              $5,504,092
                              ==========

NOTE 6 - STOCKHOLDERS' EQUITY
         --------------------

    During 1997, the Company sold 75 units of debentures and warrants under a securities purchase agreement. The units consisted of $7,500,000 in four-year, seven percent subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. The debentures plus accrued interest of approximately $97,000 were subsequently converted into 1,264,778 common shares. Pursuant to the agreement, the number of shares issued upon conversion equaled 84 percent of the 10-day average closing bid price prior to conversion. In connection with the sale of the units, the Company issued 28,900 warrants to the underwriter. The exercise price of the warrants is 84 percent of the 10-day average closing bid price prior to exercise, or $9.50 per share, whichever is less. These warrants expire March 2002.

    The following is an analysis of the changes in the number of issued and outstanding common shares for the years ended December 31, 1997 and 1996:

          Number of shares at December 31, 1995       3,624,977
          Issued on exercise of stock options           112,845
          Issued on exercise of warrants and units       57,000
          Issued under employee stock purchase plan       9,366
          Issued under stock grant plan                   1,950
                                                      ---------

          Number of shares at December 31, 1996       3,806,138
          Issued on conversion of debentures          1,264,778
          Issued on exercise of stock options           171,705
          Issued under employee stock purchase plan       7,467
          Issued under stock grant plan                   1,200
                                                      ---------

          Number of shares at December 31, 1997       5,251,288
                                                      =========


    The revised Colorado Business Corporation Act eliminated the concept of treasury stock for Colorado corporations. Prior to the Act, the Company had $2,230 of par value treasury shares outstanding. Accordingly, the Company has reclassified the par value of these shares from common stock to paid-in capital as of December 31, 1995.

NOTE 7 - INCOME TAXES
         ------------


     The provisions for income taxes consisted of:


                                     Years Ended
                                     December 31,
                              -------------------------
                                  1997           1996
                              ------------  -------------

          Deferred:
            Federal           $1,194,000       $751,700
            State                166,300        101,600
                              ----------       --------

          Total tax
           provisions         $1,360,300       $853,300
                              ==========       ========

    For the years ended December 31, 1997 and 1996, the Company had no current federal or state income tax liabilities.

    Significant components of deferred tax balances as of December 31, 1997 and 1996 were as follows:

                                       1997           1996
                                    ----------    -----------


     Deferred tax liabilities:

       Depreciation and
        amortization               $2,488,326     $1,401,805
                                   ----------     ----------


     Deferred tax assets:
       Loss carryover
        - benefit of stock
         option exercises              75,237        288,145
       Other, net                      69,435         76,795
                                   ----------     ----------

         Total deferred
          tax assets                  144,672        364,940
                                   ----------     ----------

           Net deferred
            tax liabilities        $2,343,654     $1,036,865
                                   ==========     ==========

    The Company generated net operating losses during 1996 and 1995 as a result of the income tax benefit of stock options exercised. A portion of these losses were carried back to prior years for federal income tax purposes; such carrybacks are not allowed for state income tax purposes. The amount of the losses available for carryover at December 31, 1997 was approximately $41,000 (federal) and $1.2 million (state).

    The differences between the U.S. federal statutory rate and the Company's effective tax rate are as follows:


                                    1997           1996
                                   ------         ------

          U.S. federal
           statutory tax rate      34.00%         34.00%

          State income tax rate     5.00%          5.00%

          Officers' life
           Insurance and other      1.07%          3.00%
                                  ------         ------

          Effective tax rate       40.07%         42.00%
                                   =====          =====

NOTE 8 - EARNINGS PER SHARE
         -------------------

    The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per share:

                                     Income       Shares    Per Share
                                  (Numerator) (Denominator)Amount
                                   ----------  --------------------


  For the year ended December 31, 1996:
  ------------------------------------

    Basic earnings per share      $1,178,471     3,736,516    $  .32
                                                              ======

    Effect of dilutive
     stock options                         -       175,511
                                  ----------     ---------

    Diluted earnings per share    $1,178,471     3,912,027    $  .30
                                  ==========     =========    ======

  For the year ended December 31, 1997:
  ------------------------------------

    Basic earnings per share      $2,034,849     4,528,423    $  .45
                                                              ======
    Effect of dilutive securities:
      Convertible debentures          58,033       185,895
      Stock options                        -       100,611
      Warrants                             -        10,586
                                  ----------     ---------

    Diluted earnings per share    $2,092,882     4,825,515    $  .43
                                  ==========     =========    ======

    At December 31, 1997, the Company had 5,251,288 common shares outstanding. As described in Note 6, the Company issued 1,445,150 shares during 1997. For purposes of computing earnings per share, the shares issued during the year were weighted for the period of time they were outstanding.

NOTE 9 - STOCK COMPENSATION PLANS
             ------------------------

    The Company has three stock-based compensation plans which are described below. The Company applies APB No. 25 in accounting for its stock compensation plans. For 1997, no compensation cost was recognized for the stock option portion of the plans. During 1996, approximately $190,000 of compensation cost was charged to operations. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced to the following proforma amounts:


                                       1997           1996
                                   -----------    -----------

     Net Income:    As Reported    $2,034,849     $1,178,471
                                   ==========     ==========

                    Pro Forma      $1,515,746     $  776,052
                                   ==========     ==========

     Earnings Per Share:
          Basic:    As Reported   $      .45    $       .32
                                   ==========    ===========

                    Pro Forma     $      .33    $       .21
                                   ==========    ===========

          Diluted:  As Reported   $      .43    $       .30
                                   ==========    ===========

                    Pro Forma     $      .33    $       .19
                                   ==========   ============

    Stock Option Plan
    -----------------

    During 1987, the Company established a nonqualified tandem stock option/stock appreciation rights plan for key employees. The plan, which was amended in 1990, 1994 and 1996, provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights to officers, directors or employees of, as well as advisers and consultants to, the Company.

    The Company has reserved 3,000,000 shares of its common stock for issuance upon exercise of rights and options under the plan. Typically, rights and options have been granted subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management are fully vested upon issuance. The exercise price is equal to the fair market value of the Company's common stock on the grant date.

    The fair value of each option grant is estimated on the grant date using a binomial option-pricing model with certain weighted-average assumptions which, for 1997 and 1996 respectively, were: expected volatility of 55 percent and 40 percent, risk-free interest rates of
    5.5 percent and six percent, and zero dividend yields for both years. The expected lives of the options were two years for grants to directors and senior management, and five years for all other grants.


    The binomial option-pricing valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Following is a summary of the status of the stock option plan during 1997 and 1996:

                                                         Weighted
                                                         Average
                                       Number            Exercise
                                     of Options           Price
                                    ------------       -----------

     Outstanding at January 1, 1996   690,750            $ 6.90
     Granted                          298,502              8.39
     Exercised                      (140,000)              0.83
     Forfeited                       (17,712)             10.42
                                     --------

     Outstanding at
      December 31, 1996               831,540              7.30
                                     ========

     Options exercisable at
      December 31, 1996               496,950              7.51
                                     ========

     Weighted average fair value of
       options granted during 1996  $    2.67
                                    =========

     Outstanding at January 1, 1997   831,540              7.30
     Granted                          322,526             10.85
     Exercised                      (171,705)              7.22
     Forfeited                       (14,693)              9.35
                                    ---------

     Outstanding at
      December 31, 1997               967,668              8.47
                                    =========

     Options exercisable
      at December 31, 1997            680,126              8.45
                                    =========

     Weighted average fair value of
     options granted during 1997    $    4.42
                                    =========

    Following is a summary of the status of stock options outstanding at December 31, 1997:


Exercisable
                     Outstanding Options                     Options
                     -------------------                    -----------

                              Weighted
                              Average       Weighted             Weighted
       Exercise              Remaining      Average              Average
        Price               Contractual     Exercise             Exercise
        Range     Number        Life         Price     Number     Price
      ---------- -------    -----------     --------   ------    ---------

        $2.21     104,500    5.9 years       $ 2.21    69,500    $ 2.21
      4.25-5.50     3,000    7.1               4.73     3,000      4.73
      7.75-10.75  855,168    8.2               9.21   602,626      9.14
     11.75-17.25    5,000    8.1              13.58     5,000     13.58
                  -------                             -------

                  967,668                             680,126
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

    The Company obtained an income tax deduction for the difference between the market value of the shares issued and exercise prices of options exercised during 1997 and 1996. This deduction resulted in income tax benefits to the Company which have been credited to paid-in capital.

    Employee Stock Purchase Plan
    ----------------------------

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

    Employee withholdings during 1997 were approximately $94,000 and were used to purchase 13,530 shares which were issued January 1998. Withholdings during 1996 were approximately $52,000. During January 1997, these withholdings were used to purchase 7,467 shares.

    Compensation cost for the SFAS No. 123 pro forma amounts was estimated using a binomial option-pricing model with certain assumptions similar to those used for the stock option plan. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $1.65 and $1.24 per share, respectively.

    Stock Grant Plan
    ----------------

    During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Compensation Committee of the Company's Board of Directors. During 1997 and 1996, those members received grants for 1,200 and 1,950 common shares, respectively. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

    Nonrelated Party Leases
    -----------------------

    The Company leases certain facilities under long-term operating leases, including a new office and manufacturing facility which the Company occupied November 1997. Minimum future annual lease payments over the next five years are as follows:

                    1998           $  611,424
                    1999              615,282
                    2000              619,266
                    2001              623,388
                    2002              627,642
                                   ----------

                                   $3,097,002
                                   ==========

    Rent expense on these leases was $175,049 and $109,626 for 1997 and 1996, respectively.

    Related Party Leases
    --------------------

    Certain facilities are leased under long-term operating leases from the Company's chairman and a partnership in which he is a partner. Minimum future annual lease payments over the next five years are as follows:

                    1998              $93,657
                    1999               48,000
                    2000               40,000
                    2001                    0
                    2002                    0
                                     --------

                                     $181,657
                                     ========

    Rent expense on these leases was $118,953 for 1997 and $105,513 for 1996.

    Contingencies
    -------------

    The Company is contingently liable for guarantees of indebtedness owed by senior officers to a former officer referred to in Note 11. The amount of this contingent liability at December 31, 1997 was approximately $225,484. The Company is also contingently liable as guarantor of the mortgage on the facility it leases from the above-described partnership. The amount of this mortgage at December 31, 1997 was approximately $31,000.

NOTE 11 - AGREEMENTS WITH FORMER OFFICERS
          -------------------------------

    The Company is party to agreements with two of its former officers. Among other items, both agreements provided for a severance package, a consulting agreement, and a covenant not to compete against the Company.

    The first agreement was dated in 1992. Amounts payable under the severance provision of this agreement are expensed by the Company when those amounts become due. As of December 31, 1997, the amount of these future costs was $15,868, payable in 1998. Of this amount, $8,595 is described in the agreement as rent on properties owned by the former officer.

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

NOTE 12 - RELATED PARTY TRANSACTIONS
          --------------------------

    As disclosed in Note 11, certain amounts required to be paid to a former officer as part of her severance agreement are described in the agreement as rent on properties owned by the former officer. These payments totalled $25,290 for both 1997 and 1996.

    As described in Note 10, the Company leases certain facilities from the Company's chairman and a partnership in which he is a partner.

NOTE 13 - EMPLOYMENT AGREEMENTS
          ---------------------

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


    As described in Note 11, one of the senior officers retired during November of 1996. The Company and the retiring officer entered into a consulting and severance agreement providing for nine months salary payable over the first year of a three year consulting relationship in lieu of the benefits provided by the senior officer's employment agreement.

NOTE 14 - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
          -------------------------------------------------------

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's products are sold to original equipment manufacturers of communications equipment, either in the military or commercial marketplace. In 1997 and 1996, the Company's two largest customers accounted for approximately 24
    percent and 19 percent, respectively, of total sales.   Approximately
    43 percent of the Company's 1997 sales were to foreign customers. The Company performs credit evaluations of its customers but generally does not require collateral. Receivables due from foreign customers are generally insured with the United States Export-Import Bank. Otherwise, letters of credit are required of foreign customers.

    At December 31, 1997, the Company had $5,880,627 invested in a mutual fund and a $155,193 gold bullion investment. The mutual fund invests in United States government securities and is not otherwise federally insured. The gold bullion investment is held in street name by a national broker and is not federally insured.

    Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet, is required by SFAS No. 107. The carrying amounts of cash and cash equivalents and gold bullion approximate fair value.

    The Company estimates the fair value of short- and long-term debt using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements. The carrying amounts of the Company's short- and long-term debt at December 31, 1997 approximate their fair values. The fair value of contingent liabilities is based on the amount of the underlying instruments, which approximates the amounts disclosed in Note 10.


NOTE 15 - PROFIT SHARING PLAN
          -------------------

    During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's stock, are determined by the Board of Directors at its sole discretion. During 1997 and 1996, the Company contributed cash of $17,803 and $1,758, respectively, to the plan.

NOTE 16 - RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
          --------------------------------------------------------------

    The reconciliation of net income to net cash provided by (used in) operating activities for the years ended December 31, 1997 and 1996 is as follows:


                                              1997        1996
                                          ----------- -----------

Net income                               $ 2,034,849 $ 1,178,471
                                         ----------- -----------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            716,278     424,812
    Deferred income taxes                  1,360,300     853,042
    Amortization of covenants not
     to compete                               33,192     114,656
    Changes in assets and liabilities:
      (Increase) in trade
       accounts receivable               (2,428,694)   (452,012)
      Decrease (increase)
       in inventories                        761,086 (2,184,992)
      Decrease (increase)
       in pre-paid expenses and
       other current assets                  102,858   (253,047)
      (Increase) patents
       and other assets                  (1,050,214)   (967,089)
      Increase in accounts payable           351,065     287,050
      Increase in accrued
       expenses and other                     43,780     195,809
      (Decrease) in due to
       related party                        (77,774)           -
                                         -----------  ----------

      Total adjustments                    (188,123) (1,981,771)
                                         -----------  ----------

Net cash provided by (used in)
  operating activities                    $1,846,726 $ (803,300)
                                         ===========  ==========

NOTE 17 - CHINA JOINT VENTURE
                       -------------------

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

    As of December 31, 1997, China had not perfected patents on the Company's intellectual property. This is required before the joint venture activity will commence.

NOTE 18 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
          ----------------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure (SFAS No. 129). In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). The Company is required to adopt these statements in 1998. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's financial position, results of operations, or cash flows.



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



                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.  Description



             3.1a Restated Articles of Incorporation, as Amended, filed as
             Exhibit 4.1 to the Registrant's Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

             3.1b Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to Registrant's Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

             3.2 Restated Bylaws of the Company as adopted by its Board of Directors on November 4, 1992 filed as Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-
             D) and incorporated herein by reference

             4.1 Specimen Certificate for $.01 par value Common Stock of the Company filed as Exhibit 4.3 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

             4.2 Specimen Certificate for Warrant to Purchase Common Stock of the Company filed as Exhibit 4.4 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

             4.3 Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to Registrant's Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference

             4.4 Specimen Certificate for Right to Purchase $.01 par value Common Stock of the Company filed as Exhibit 4.3 to Registrant's Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference

             4.5 Securities Purchase Agreement between the Registrant and certain purchasers dated March 4, 1997 filed as Exhibit 4.5 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

             4.6 Form of Convertible Subordinated Debenture issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.6 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

             4.7 Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

             4.8 Form of Warrant to Purchase Common Stock issued to Neidiger, Tucker, Bruner, Inc. under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.8 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

             10.1 Executive Employment Agreement with Joseph H. Kiser, dated November 12, 1992, filed as Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-
             D) and incorporated herein by reference

             10.2 Executive Employment Agreement with David G. Sherman, dated November 12, 1992, filed as Exhibit 10.2 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-
             D) and incorporated herein by reference

             10.3 Executive Employment Agreement with Alwin E. Branson, dated November 12, 1992, filed as Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-
             D) and incorporated herein by reference

             10.4 Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 24, 1997 filed as Exhibit 4.1 to the Registrant's Form S-8
             Registration Statement (No. 333-45137) and incorporated herein by reference.

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

             10.11 Consulting Agreement between the Company and the Neidiger/Tucker/Bruner, Inc. dated April 26, 1994, filed as
             Exhibit 10.23 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D and incorporated herein by reference

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

             10.14 Employee Stock Purchase Plan effective as of March 10, 1995 filed as Exhibit 4.3a to the Registrant's Form S-8 Registration Statement (No. 33- 81045) and incorporated herein by reference

             10.15     Stock Grant Plan dated March 15, 1996 filed as
             Exhibit 4.3b to the Registrant's Form S-8 Registration Statement (No. 33- 81045) and incorporated herein by reference

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

             10.18 Lease Agreement dated March 12, 1997 between the Company and Five K Investments for the facility located at 11900 E. 49th Avenue, Denver, Colorado filed as Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

             10.19 Business Loan Agreement between the Company and Bank One, Colorado, N.A., dated August 13, 1997 with a maturity date of August 13, 1998 filed herewith.

             10.20 Business Loan Agreement between the Company and Bank One, Colorado, N.A., dated August 13, 1997 with a maturity date of February 13, 2001 filed herewith.

             23   Consent of Haugen, Springer & Co. to the incorporation
             by reference of their financial statements in the Registrant's Form S-8 Registration Statements (No. 33-88666), (No. 33-81045) and (No. 333-45137) and the Registrant's Form S-3 Registration Statement (No. 333-25173).

             27   Financial Data Schedule



REPORTS ON FORM 8-K

     None.



                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VARI-L COMPANY, INC.


                                   By:/s/ David G. Sherman
                                      David G. Sherman,
                                      President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Joseph H. Kiser                   Date:  March 10, 1998
Joseph H. Kiser, Chairman of the Board,
Chief Scientific Officer
and Director


/s/ David G. Sherman                  Date:  March 10, 1998
David G. Sherman, President,
Chief Executive Officer, Principal Executive
Officer, Principal Financial Officer
and Director


/s/Jon L. Clark                       Date:  March 10, 1998
Jon L. Clark, Vice President of Finance and
Principal Accounting Officer


/s/ Sarah L. Booher                   Date:  March 10, 1998
Sarah L. Booher, Director


/s/ David A. Lisowski                 Date:  March 10, 1998
David A. Lisowski, Director


/s/ Anthony B. Petrelli               Date:  March 10, 1998
Anthony B. Petrelli, Director


                               EXHIBIT INDEX

Exhibit No.  Description                     Method of Filing


        10.19     Business Loan Agreement between
                  the Company and Bank One,
                  Colorado, N.A., dated August 13,
                  1997  with a maturity date of
                  August 13, 1998            Filed herewith
             electronically

        10.20     Business Loan Agreement between
                  the Company and Bank One,
                  Colorado, N.A., dated August 13,
                  1997  with a maturity date of
                  February 13, 2001             Filed herewith
             electronically

         23.1     Consent of Haugen, Springer
                  & Co. to the incorporation by
                  reference of their financial
                  statements in the Registrant's
                  Form S-8 Registration Statements
                  (No. 33-88666), (No. 33-81045) and
                  (No. 333-45137) and the Registrant's
                  Form S-3 Registration Statement
                  (No. 333-25173)                    Filed herewith
             electronically

         27       Financial Data Schedule       Filed herewith
             electronically