Form 10KSB/A
period 1997-12-31
VARI L CO INC
filed 1998-03-23
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB/A

                      AMENDMENT NO. 1 TO FORM 10-KSB

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


     At March 9, 1998, 5,310,018 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on March 9, 1998 was approximately $45,846,588 based on the closing price on the Nasdaq National Market System on that date.


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


/s/ Joseph H. Kiser                   Date:  March 20, 1998
Joseph H. Kiser, Chairman of the Board,
Chief Scientific Officer
and Director


/s/ David G. Sherman                  Date:  March 20, 1998
David G. Sherman, President,
Chief Executive Officer, Principal Executive
Officer, Principal Financial Officer
and Director


/s/Jon L. Clark                       Date:  March 20, 1998
Jon L. Clark, Vice President of Finance and
Principal Accounting Officer


/s/ Sarah L. Booher                   Date:  March 20, 1998
Sarah L. Booher, Director


                                      Date:  March ___, 1998
David A. Lisowski, Director


/s/ Anthony B. Petrelli               Date:  March 20, 1998
Anthony B. Petrelli, Director


                               EXHIBIT INDEX

Exhibit No.  Description                     Method of Filing


             10.19     Business Loan Agreement between
                  the Company and Bank One,
                  Colorado, N.A., dated August 13,
                  1997  with a maturity date of
                  August 13, 1998                    Previously Filed

             10.20     Business Loan Agreement between
                  the Company and Bank One,
                  Colorado, N.A., dated August 13,
                  1997  with a maturity date of
                  February 13, 2001             Previously Filed

             23.1 Consent of Haugen, Springer
                  & Co. to the incorporation by
                  reference of their financial
                  statements in the Registrant's
                  Form S-8 Registration Statements
                  (No. 33-88666), (No. 33-81045) and
                  (No. 333-45137) and the Registrant's
                  Form S-3 Registration Statement
                  (No. 333-25173)                    Previously Filed

             27   Financial Data Schedule       Previously Filed