Form 10QSB
period 1998-03-31
VARI L CO INC
filed 1998-05-06
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                             Commission File No. 0-23866
March 31, 1998

                           VARI-L COMPANY, INC.

(Exact name of Registrant as specified in its charter.)

Colorado                                           06-0679347
-----------------------               -----------------------------------
(State of Incorporation)             (I.R.S. Employer identification No.)

                            4895 Peoria Street
                          Denver, Colorado  80239
                          -----------------------
                 (Address of principal executive offices)

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

Yes X     No
   ---   ---


The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

Class of Securities                                Outstanding Securities
-------------------                                ----------------------
$0.01 par value                                         5,310,118  shares
Common shares

                       PART 1-FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                   MARCH 31, 1998 AND DECEMBER 31, 1997


                                            3/31/1998           12/31/1997
ASSETS                                     (UNAUDITED)          (AUDITED)
                                           -----------        -----------

Current Assets:
  Cash and cash equivalents                $ 5,805,573        $ 5,970,582
  Trade receivables, less $18,000
    allowance for doubtful accounts          5,057,853          5,172,874
  Inventories                                7,397,425          6,936,890
  Prepaid expenses and other                 1,257,719            887,272
                                           -----------        -----------
    Total Current Assets                    19,518,570         18,967,618
                                           -----------        -----------

Property and Equipment:
  Machinery and equipment                   16,901,851         15,730,870
  Furniture and fixtures                     1,323,540          1,200,453
  Leasehold improvements                     5,656,461          4,707,324
                                           -----------        -----------
                                            23,881,852         21,638,647

Less accumulated depreciation
  and amortization                         (3,553,850)        (3,313,483)
                                           -----------        -----------
     Net Property and Equipment             20,328,002         18,325,164
                                           -----------        -----------

Other Assets:

  Long-term inventories                        375,000            375,000
  Covenant not to compete                       58,091             66,389
  Patents, net of accumulated
    amortization of $101,410 and $88,210       539,668            504,895
  Other                                      1,322,325          1,317,238
                                           -----------        -----------
    Total Other Assets                       2,295,084          2,263,522
                                           -----------        -----------

TOTAL ASSETS                               $42,141,656        $39,556,304
                                           ===========        ===========

                                                              (CONTINUED)



              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                   MARCH 31, 1998 AND DECEMBER 31, 1997


                                            3/31/1998          12/31/1997
LIABILITIES AND STOCKHOLDERS' EQUITY       (UNAUDITED)          (AUDITED)
------------------------------------       -----------         ----------

Current Liabilities:
  Current installments of
    long-term debt                         $   660,902        $   596,645
  Financed insurance premiums                   15,620             23,730
  Trade accounts payable                     1,937,523          1,851,057
  Accrued expenses and other                   492,106            628,718
  Income taxes payable                         386,180                  0
                                           -----------        -----------
      Total Current Liabilities              3,492,331          3,100,150
Bank line of credit                          2,698,409          1,813,409
Long-term debt                               4,783,184          4,464,021
Deferred income taxes                        2,343,654          2,343,654
                                           -----------        -----------
      Total Liabilities                     13,317,578         11,721,234
                                           -----------        -----------

Stockholders' Equity:
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  5,310,118 and 5,251,288 shares
  outstanding, respectively                     53,101             52,513
Paid-in capital                             20,620,740         20,211,589
Retained earnings                            8,168,937          7,589,668
Less
  Loans for purchase of stock                 (18,700)           (18,700)
                                           -----------        -----------
    Total Stockholders' Equity              28,824,078         27,835,070
                                           -----------        -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
----------------------                     $42,141,656        $39,556,304
                                           ===========        ===========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                     FOR THE THREE MONTH PERIODS ENDED
                    MARCH 31, 1998 AND  MARCH 31, 1997


                                          THREE MONTHS       THREE MONTHS
                                              ENDED              ENDED
                                            3/31/1998          3/31/1997
                                           (UNAUDITED)        (UNAUDITED)
                                          ------------       ------------

Net sales                                  $ 4,044,848        $ 3,299,733

Cost of products sold                        1,843,213          1,667,785
                                           -----------        -----------


Gross profit                                 2,201,635          1,631,948
                                           -----------        -----------

Other costs and expenses:
  General and administrative                   471,052            372,601
  Engineering                                  264,739            209,184
  Selling                                      476,249            450,222
  Interest expense                              74,145            174,610
  Interest income                             (76,126)           (24,123)
  Other                                         26,127             29,102
                                           -----------        -----------
                                             1,236,186          1,211,596
                                           -----------        -----------

Income before taxes                            965,449            420,352

Income taxes                                   386,180            176,548
                                           -----------        -----------

NET INCOME                                 $   579,269        $   243,804
----------                                 ===========        ===========


Basic earnings per share                         $0.11              $0.06
                                           ===========        ===========

Basic weighted average shares outstanding    5,289,603          3,822,303
                                           ===========        ===========

Diluted earnings per share                 $      0.11        $      0.06
                                           ===========        ===========

Diluted weighted average shares outstanding  5,370,494          3,934,127
                                           ===========        ===========

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTH PERIODS ENDED
                    MARCH 31, 1998 AND  MARCH 31, 1997


                                          THREE MONTHS       THREE MONTHS
                                             ENDED               ENDED
                                           3/31/1998           3/31/1997
                                          (UNAUDITED)         (UNAUDITED)
                                          -----------         -----------

Net cash provided by (used in) operating
  activities (Note 7)                      $   408,147       $(1,373,960)
                                           -----------       ------------
Cash flows from investing activities:
  Purchases of property and equipment      (2,243,205)          (623,806)
                                           -----------       ------------
    Net cash used in investing
      activities                           (2,243,205)          (623,806)
                                           -----------       ------------

Cash flows from financing activities:
  Net increase (decrease) in long-term debt    383,420          (142,127)
  Repayments of capital lease obligations            0              (967)
  Net borrowings (repayments) under
    bank line of credit                        885,000          (247,000)
  Net (repayments) borrowings for insurance
    financing                                  (8,110)             53,930
  Net proceeds from debenture offering               0          4,562,500
  Net proceeds from stock issuances            409,739             93,710
                                           -----------        -----------
    Net cash provided by
      financing activities                   1,670,049          4,320,046
                                           -----------        -----------
    Net (decrease) increase in cash          (165,009)          2,322,280

Beginning cash                               5,970,582          1,224,727
                                           -----------        -----------
ENDING CASH                                $ 5,805,573        $ 3,547,007
                                           ===========        ===========

Supplemental disclosure of cash flows
  information:

  Cash paid for interest                      $180,636           $151,610
                                           ===========        ===========

  Cash paid for income taxes                        $0                 $0
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

NOTE 1 - FINANCIAL PRESENTATION

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto.

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations, and its cash flows for the three months ended March 31, 1998 and March 31, 1997. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
Inventories consist of the following:


                                            3/31/1998          12/31/1997
                                            (UNAUDITED)         (AUDITED)
                                            -----------        ----------

     Finished goods                          $1,163,736        $1,173,847
     Work in process                          2,415,996         2,405,396
     Raw materials                            3,659,755         3,202,454
     Gold bullion                               157,938           155,193
                                             ----------        ----------
                                             $7,397,425        $6,936,890
                                             ==========        ==========
     Long-term inventories                   $  375,000        $  375,000
                                             ==========        ==========

NOTE 3 - INCOME TAXES
Income tax expense reflects effective tax rates of 40% for 1998 and 42% for 1997.

NOTE 4 - CREDIT FACILITY
The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

The line of credit provides for borrowings of up to $3.5 million.
Interest is payable monthly, calculated at prime. The line of credit matures April 30, 1999. At March 31, 1998, the outstanding balance due under the line of credit was $2,698,409.

Interest accrues on the outstanding principal balance of the term loan at 8.01% and monthly principal and interest payments of $73,279 are required. The term loan matures February 13, 2001. At March 31, 1998 the balance due under the term loan was $4,403,589.

The revolving equipment term loan provides for borrowings up to $2.5 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1998. As of March 31, 1998, the balance of the three advances under the revolving loan that had been converted to term notes totaled $983,215. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 7.3% to 7.72% and monthly principal and interest payments totalling $15,400 are required.

                                                                 Continued



                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - SECURITIES PURCHASE AGREEMENT
On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. As provided for in the agreement, all of the debentures plus accrued interest were converted into common stock during 1997. As of March 31, 1998, the 750,000 warrants were still outstanding.

In connection with the March 4, 1997 agreement, 45,000 agent's warrants to purchase shares of the Company's common stock were issued to Neidiger, Tucker, Bruner, Inc. ("NTB")and its assigns. All 45,000 of these agent's warrants were exercised during the three months ended March 31, 1998 at prices of $6.93 and $6.98 per share. Anthony Petrelli, who was appointed to the Company's Board of Directors in October 1997, is Senior Vice President of Investment Banking Services at NTB. Of the 45,000 agent's warrants paid to NTB in March 1997, 8,418 warrants were issued to Mr. Petrelli, all of which he converted to common stock in January 1998.

NOTE 6 - STOCK COMPENSATION PLANS
The Company has three stock-based compensations plans: a stock option plan, an employee stock purchase plan and a stock grant plan.

Stock Option Plan
-----------------
The Company has reserved 3,000,000 shares of its common stock for issuance upon exercise of rights and options under the stock option plan. Typically, rights and options have been granted subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management are fully vested upon issuance.

In the quarter ended March 31, 1998, the Company granted 533,324 options pursuant to the plan. No options were exercised in the quarter.

Employee Stock Purchase Plan
----------------------------
Under the Company's employee stock purchase plan, eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair value of the stock on specified dates. A total of 800,000 shares were reserved under the plan and the maximum number of shares to be issued is 200,000 per year. For the plan year 1997, a total of 13,530 shares were issued in January 1998 at $6.91 per share.

Stock Grant Plan
----------------
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Compensation Committee of the Company's Board of Directors. During the first quarter of 1998, those members received grants for 300 shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.



                                                                 Continued



                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 7 - RECONCILIATION OF NET INCOME TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES
The reconciliation of net income to net cash provided by (used in) operating activities for the three months ended March 31, 1998 and March 31, 1997 is as follows:

                                            Three Months      Three Months
                                               Ended             Ended
                                             3/31/1998         3/31/1997
                                            (Unaudited)       (Unaudited)
                                           ------------       -----------

Net Income                                  $   579,269       $   243,804
                                            -----------       -----------
Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization               240,367           158,366
    Amortization of covenant
      not to compete                              8,298             8,298
    Changes in assets and liabilities:
      Decrease (increase) in accounts
        receivable                              115,021         (340,551)
      (Increase) in inventories               (460,535)         (686,879)
      (Increase) in prepaid
        expenses and other                    (370,447)         (330,792)
      (Increase) in patents and
        other assets                           (39,860)         (119,335)
      Increase (decrease) in
        accounts payable                         86,466          (61,457)
      (Decrease) in accrued
        expenses                              (136,612)         (396,415)
      (Decrease) in amount due to
        related party                                 0          (25,547)
      Increase in income
        taxes payable                           386,180           176,548
                                            -----------       -----------
      Total adjustments                       (171,122)       (1,617,764)
                                            -----------       -----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      $   408,147      $(1,373,960)
                                            ===========       ===========


                                                                 Continued



                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 8 - EARNINGS PER SHARE
The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per shares:


  For the quarter ended           Income        Shares         Per Share
  March 31, 1997:              (Numerator)  (Denominator)        Amount
  ---------------------        -----------  -------------     -----------

  Basic earnings per share        $243,804      3,822,303           $0.06
                                                               ==========
  Effect of dilutive stock options       0        111,824
                                  --------      ---------
  Diluted earnings per share      $243,804      3,934,127           $0.06
                                  ========      =========      ==========

  For the quarter ended           Income        Shares         Per Share
  March 31, 1998:              (Numerator)  (Denominator)        Amount
  ---------------------        -----------  -------------     -----------

  Basic earnings per share         579,269      5,289,603           $0.11
                                                              ===========
  Effect of dilutive stock options       0         80,891
                                  --------      ---------
  Diluted earnings per share      $579,269      5,370,494           $0.11
                                  ========      =========     ===========

At March 31, 1998, the Company had 5,310,118 common shares outstanding. During the three months ended March 31, 1998, the Company issued 58,830 shares. For purposes of computing earnings per share, the shares issued during the period were weighted for the period of time they were outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------------------------------------------------------------------

OVERVIEW

The Company achieved record financial results in the three-month period ended March 31, 1998. Net sales were up 23%, to $4 million, over the same quarter last year. Net income was up 138%, to $579,000, over the same quarter last year. Basic and diluted earnings per share were 11 cents per share versus 6 cents per share for the same quarter last year notwithstanding an increase in weighted average shares outstanding of more than 35% from the prior year.

The Company received $3.9 million in firm customer orders during the third quarter, up 24% from the same quarter a year ago. Commercial orders continued to drive growth during the period, advancing 33% to $3.2 million, while military/aerospace orders totaled $714,000. Domestic orders surged 76% to $3.1 million and international orders accounted for $797,000 in the three-month period.

The Company was awarded ISO9001 certification for its commercial products during the first quarter of 1998. ISO9001 is recognized worldwide as the leading indication of product quality and reliability, providing the Company with enhanced credibility as it competes in the various existing and emerging commercial wireless markets across the globe. The primary scope of the ISO9001 standard is to ensure that a company's quality assurance systems are organized to produce consistent levels of durability and excellence in its products. The standard covers every phase of a product's life cycle, from design to manufacturing to servicing, and requires an appropriate combination of statistical, engineering, management and motivational effort. The International Standards Organization awarded the Company ISO9001 certification after an approximately three-month audit of the Company's quality assurance systems. The Company expects the designation to be especially significant to its ongoing efforts to increase international revenues.

In the quarter, the Company also began the process of preparing a production facility for its newest line of products being developed for
the subscriber (pagers and handsets) marketplace.   These subscriber
products will have a lower profit margin in order to be priced competitively but are still expected to outperform competitors on quality even while producing volume in the millions. In anticipation of several such customer orders currently in the quotation and product design process, the Company is installing high-speed automated assembly equipment
on the second floor of its new corporate headquarters facility.   The
finishing of the second floor, including the installation of the new equipment, is scheduled for May completion. The Company plans to commence production in June with full utilization of the new line by year end.

Building 1, the Company's former corporate headquarters, was remodeled during the first quarter of 1998. This facility now houses all of the manufacturing and engineering functions related to the Company's Discrete Signal Source Components, Wide-band VCOs and Optoelectronics products.


RESULTS OF OPERATIONS

Three Months Ended
------------------
March 31, 1998 and March 31, 1997
---------------------------------

TOTAL REVENUES

Sales revenues increased approximately $745,000 (23%) in the three months ended March 31, 1998 as compared with the three months ended March 31,
1997, from $3,299,733 to $4,044,848.   These increases reflect a growing
demand for the Company's products.

The Company currently has six major product lines, including the subscriber line which is expected to begin production in June 1998:

1. Discrete signal processing components for industrial, military and aerospace.
2. Hybrid signal source components, primarily wide-band VCOs, for industrial, military and aerospace.
3. Assemblies that combine Discrete signal processing and Hybrid signal source components.
4.  Commercial signal source components including PLLs and narrow-band
VCOs.
5. Optoelectronic components and subassemblies used in magnetic and electro-optic products for CATV applications.
6. Subscriber products components used in hand-held sets, pagers and other consumer-oriented products. This line is expected to commence production in June 1998.

In the first three months of 1998, the composition of sales revenues was 10% Discrete, 31% wide-band VCOs, 1% "Combination" sales of wide-band VCO and Discrete products, 49% narrow-band VCOs, 5% PLLs and 4% Optoelectronic products. In the first three months of 1997, the composition of sales revenues was 10% Discrete, 40% wide-band VCOs, less than 1% "Combination" sales of wide-band VCO and Discrete products, 44% narrow-band VCOs, 6% PLLs and 0% Optoelectronic products.


COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenues, was 46% in the three months ended March 31, 1998 and 51% in the three months ended March 31, 1997. The decrease in the 3-month period ended March 31, 1998 reflects ongoing improvements in production processing that have increased personnel efficiencies and reduced labor and material costs.

SELLING AND ENGINEERING EXPENSE

Selling expenses increased approximately $26,000, or 6%, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

Engineering expenses increased approximately $56,000, or 27%, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. These increases reflect the higher costs to obtain and retain engineering staff, in addition to expenses and equipment costs to expand and support development of the Company's product lines, including high-volume commercial products, military products, space products, optoelectronic products and the newest line of subscriber products.

GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $98,000 (26%) in the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. Increases to G & A primarily reflect the higher cost to retain staff in the administrative, finance and personnel departments, as well as increasing shareholder relation expenses.

Other expenses decreased approximately $3,000 (10%) in the three months ended March 31, 1998 as compared with the three months ended March 31, 1997.

INTEREST INCOME AND EXPENSE

The Company manages its credit facility and mutual fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund purchased with proceeds from the March 1997 convertible debenture and warrant offering. Interest income increased approximately $52,000, to approximately $76,000, in the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase reflects varying levels of these mutual funds investments during the periods reported.

Interest expense decreased approximately $100,000 (58%) for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. Approximately $30,000 of the decrease is attributable to the elimination of interest expense on $5,000,000 in subordinated debentures that were converted to common stock during 1997 and the balance is attributable to a one-time adjustment of 1997 interest expense.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $82,000 (52%) for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.

FINANCIAL CONDITION

LIQUIDITY

At March 31, 1998, the Company's working capital was $16.0 million compared to $15.9 million at December 31, 1997. The Company's current ratio was 5.6 to 1 as of March 31, 1998 and 6.1 to 1 at December 31, 1997. The reduction in the Company's current ratio from December 31, 1997 to March 31, 1998 is attributable to the current provision in the quarter for corporate income taxes.

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

The line of credit provides for borrowings of up to $3.5 million and matures April 30, 1999. Interest is payable monthly, calculated at prime. At March 31, 1998, the outstanding balance of the line of credit was $2,698,409.

The Company has two separate loans under its term loan agreement. The first loan is a conventional term loan. Interest accrues on the outstanding principal balance of the term loan at 8.01 percent and monthly principal and interest payments of $73,279 are required. Unpaid principal and accrued interest are due February 13, 2001. The balance on the term loan at March 31, 1998 was $4,403,589.

The second loan is a revolving equipment loan which provides for
borrowings up to $2,500,000.   Interest accrues on the outstanding
principal balance of the revolving line at prime plus .25%. Borrowings can be converted to term notes which bear interest at a rate which adjusts to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1998. As of March 31, 1998, the balance of the three advances under the revolving loan that had been converted to term notes totaled $983,215. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 7.3% to 7.72% and monthly principal and interest payments totaling $15,400 are required.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $15,620 as of March 31, 1998 and are paid in monthly installments of $8,051 with an interest rate of 7.24%.

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. As provided for in the agreement, all of the debentures plus accrued interest were converted into common stock during 1997. All 750,000 warrants remained outstanding as of March 31, 1998.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

BACKLOG

Total backlog of unfilled firm customer orders ("backlog") at March 31, 1998 was $16.5 million compared with $14.2 million at March 31, 1997. Backlog at December 31, 1997 was $16.6 million.

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


                                   VARI-L COMPANY, INC.




Date:  May 6, 1998             By:   /s/ Jon L. Clark
     -------------                   ----------------------
                                   Jon L. Clark, V.P. Finance
                                   and Principal Financial Officer


                               EXHIBIT INDEX


No.       Description                        Method of Filing
---       -----------                        ----------------

27        Financial Data Schedule            Filed herewith electronically