Form 10QSB
period 1998-06-30
VARI L CO INC
filed 1998-08-03
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                             Commission File No. 0-23866
June 30, 1998

                           VARI-L COMPANY, INC.

          (Exact name of Registrant as specified in its charter.)

         Colorado                                 06-0679347
 -----------------------             -----------------------------------
 (State of Incorporation)            (I.R.S. Employer identification No.)

                            4895 Peoria Street
                          Denver, Colorado  80239
                 ----------------------------------------
                 (Address of principal executive offices)

                              (303) 371-1560
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X      No


     The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

   Class of Securities                      Outstanding Securities
   -------------------                      ----------------------
     $0.01 par value                          5,459,484  shares
      Common shares



                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                    JUNE 30, 1998 AND DECEMBER 31, 1997



                                              6/30/1998      12/31/1997
Assets                                       (Unaudited)     (Audited)
------                                       ------------   ------------

Current Assets:
  Cash and cash equivalents                  $  6,575,612   $  5,970,582
  Trade receivables, less $18,000
    allowance for doubtful accounts             4,875,161      5,172,874
  Inventories                                   7,590,178      6,936,890
  Prepaid expenses and other                    1,701,420        887,272
                                             ------------   ------------
      Total Current Assets                     20,742,371     18,967,618
                                             ------------   ------------
Property and Equipment:
  Machinery and equipment                      18,164,056     15,730,870
  Furniture and fixtures                        1,355,744      1,200,453
  Leasehold improvements                        6,563,614      4,707,324
                                             ------------   ------------
                                               26,083,414     21,638,647
  Less accumulated depreciation
    and amortization                          (3,830,139)    (3,313,483)
                                             ------------   ------------
      Net Property and Equipment               22,253,275     18,325,164
                                             ------------   ------------

Other Assets:
  Long-term inventories                           375,000        375,000
  Covenant not to compete                          49,793         66,389
  Patents, net of accumulated
    amortization of $114,610 and $88,210          531,944        504,895
  Other                                         1,322,325      1,317,238
                                             ------------   ------------
      Total Other Assets                        2,279,062      2,263,522
                                             ------------   ------------

TOTAL ASSETS                                 $ 45,274,708   $ 39,556,304
                                             ============   ============

                                                       (Continued)


              See Accompanying Notes to Financial Statements.


                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                    JUNE 30, 1998 AND DECEMBER 31, 1997



                                              6/30/1998      12/31/1997
LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)     (Audited)
------------------------------------         ------------   ------------

Current Liabilities:
  Current installments of long-term debt     $    746,110   $    596,645
  Financed insurance premiums                     155,446         23,730
  Trade accounts payable                        1,557,578      1,851,057
  Accrued expenses                                523,044        628,718
  Income taxes payable                            821,020              0
                                             ------------   ------------
     Total Current Liabilities                  3,803,198      3,100,150
Bank line of credit                             3,348,909      1,813,409
Long-term debt                                  4,919,629      4,464,021
Deferred income taxes                           2,259,874      2,343,654
                                             ------------   ------------
     Total Liabilities                         14,331,610     11,721,234
                                             ------------   ------------

Stockholders' Equity:
  Common stock, $.01 par value,
    50,000,000  shares authorized;
    5,459,484 and 5,251,288 shares
    outstanding, respectively                      54,595         52,513
  Paid-in capital                              22,086,006     20,211,589
  Retained earnings                             8,821,197      7,589,668
  Less loans for purchase of stock               (18,700)       (18,700)
                                             ------------   ------------
     Total Stockholders' Equity                30,943,098     27,835,070
                                             ------------   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $ 45,274,708   $ 39,556,304
                                             ============   ============


              See Accompanying Notes to Financial Statements.


                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                    FOR THE THREE MONTH  PERIODS ENDED
                     JUNE 30, 1998 AND  JUNE 30, 1997
                                    AND
                      FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1998 AND  JUNE 30, 1997



                        Three Months Three Months  Six Months  Six Months
                           Ended        Ended        Ended       Ended
                         6/30/1998    6/30/1997    6/30/1998   6/30/1997
                        (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                         ----------   ----------   ----------  ----------

Net sales                $4,331,439   $4,005,162   $8,376,287 $7,304,895

Cost of products sold     1,934,338    2,055,452    3,777,551  3,723,237
                         ----------   ----------   ---------- ----------

Gross profit              2,397,101    1,949,710    4,598,736  3,581,658
                         ----------   ----------   ---------- ----------

Other costs and expenses:
 General and
   administrative           498,328      403,098      969,380    775,699
 Engineering                282,424      219,236      547,163    428,420
 Selling                    463,476      450,234      939,725    900,456
 Interest expense           131,376      206,028      205,521    380,638
 Interest income           (82,404)     (35,243)    (158,530)   (59,366)
 Other                       16,801       16,220       42,928     45,322
                         ----------   ----------   ---------- ----------
                          1,310,001    1,259,573    2,546,187  2,471,169
                         ----------   ----------   ---------- ----------
Income before taxes       1,087,100      690,137    2,052,549  1,110,489

Income taxes                434,840      289,857      821,020    466,405
                         ----------   ----------   ---------- ----------
NET INCOME                 $652,260     $400,280   $1,231,529   $644,084
----------               ==========   ==========   ========== ==========

Basic earnings per share     $0.12         $0.10        $0.23      $0.16
                         ==========   ==========   ========== ==========
Basic weighted average
 shares outstanding       5,409,085    4,072,992    5,342,860  3,930,000
                         ==========   ==========   ========== ==========


Diluted earnings
 per share                   $0.11         $0.09        $0.21      $0.16
                         ==========   ==========   ========== ==========

Diluted weighted average
 shares outstanding       6,166,399    4,701,632    5,846,138  4,245,327
                         ==========   ==========   ========== ==========


              See Accompanying Notes to Financial Statements.


                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1998 AND  JUNE 30, 1997


                                              Six Months     Six Months
                                                Ended          Ended
                                              6/30/1998      6/30/1997
                                             (Unaudited)    (Unaudited)
                                              ----------     ----------

Net cash provided by ( used in)
  operating activities (Note 8)              $  1,532,133   $  (988,400)
                                             ------------   ------------
Cash flows from investing activities:
  Net purchases of property and equipment    (4,444,767)     (2,122,497)
                                             ------------   ------------
    Net cash used in investing
     activities                              (4,444,767)     (2,122,497)
                                             ------------   ------------
Cash flows from financing activities:
  Lease acquisition costs reimbursed (advanced)         0         45,232
  Net increase (repayments) in long-term debt     605,073      (285,178)
  Net repayments of
    capital lease obligations                           0        (8,237)
  Net borrowings (repayments) under
    bank line of credit                         1,535,500      (247,000)
  Net proceeds  under
    insurance financing                           131,716         29,718
  Net proceeds from warrant conversion            807,500      4,562,500
  Loans for purchase of stock                           0      (123,710)
  Net proceeds from stock issuances               437,875        137,600
                                             ------------   ------------
    Net cash provided by
     financing activities                       3,517,664      4,110,925
                                             ------------   ------------
    Net increase in cash                          605,030      1,000,028
Beginning cash                                  5,970,582      1,224,727
                                             ------------   ------------
ENDING CASH                                  $  6,575,612   $  2,224,755
                                             ============   ============
Supplemental disclosure of cash flows
  information:
    Cash paid for interest                   $    206,365   $    340,580
                                             ============   ============
    Cash paid for income taxes               $          0   $          0
                                             ============   ============


              See Accompanying Notes to Financial Statements.


                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS

     Vari-L Company, Inc. (the Company) was founded in 1953 and is a manufacturer of electronic components. The Company's products are used in commercial and military communication systems where electrical processing of radio frequency signals is required.

NOTE 1 - FINANCIAL PRESENTATION
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto.

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations, and its cash flows for the three-month and six-month periods ended June 30, 1998 and June 30, 1997. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
Inventories consist of the following:


                              6/30/1998         12/31/1997
                             (Unaudited)        (Audited)
                             -----------       -----------

     Finished goods         $  1,152,906       $ 1,173,847
     Work in process           2,403,806         2,405,396
     Raw materials             3,875,528         3,202,454
     Gold bullion                157,938           155,193
                            -----------        -----------
                            $  7,590,178       $ 6,936,890
                            ===========        ===========

     Long-term inventories  $    375,000       $   375,000
                            ===========        ===========

NOTE 3 - INCOME TAXES
Income tax expense reflects effective tax rates of 40% for 1998 and 42% for 1997.

NOTE 4 - CREDIT FACILITY
The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

On April 23, 1998, the Company renegotiated its line of credit. The line of credit now provides for borrowings of up to $5.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2000. At June 30, 1998, the outstanding balance due under the line of credit was $3,348,909.

Interest accrues on the outstanding principal balance of the term loan at 8.01% and monthly principal and interest payments of $73,279 are required. The term loan matures February 13, 2001. At June 30, 1998, the balance due under the term loan was $4,273,189.

The revolving equipment term loan provides for borrowings up to $2.5 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1998. As of June 30, 1998, the balance of the five advances under the revolving loan that had been converted to term notes totaled $1,351,821. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 7.3% to 7.72% and monthly principal and interest payments totalling $21,552 are required.

                                                       Continued

                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - SECURITIES PURCHASE AGREEMENT
On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. All of the debentures
plus accrued interest were converted into common stock during 1997.   As
of June 30, 1998, 85,000 of the warrants had been exercised and 665,000 warrants were still outstanding.

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

In April 1998, the Company granted 262,500 options pursuant to the plan. 39,066 options were exercised and 1,740 options were cancelled in the quarter.

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

Stock Grant Plan
----------------
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Compensation Committee of the Company's Board of Directors. During the second quarter of 1998, the nonmanagement members of the Compensation Committee received grants totalling 300 shares and key officers received grants totalling 25,000 shares. Compensation cost was measured by the fair market value of the stock on the date of the grants and is being charged to operations over the period of service.

                                                       Continued

                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per shares:



For the quarter ended June 30, 1997    Income       Shares     Per Share
----------------------------------- (Numerator) (Denominator)    Amount
                                     ----------   ----------   ----------

 Basic earnings per share           $   400,280     4,072,992      $0.10
                                                              ==========
 Effect of dilutive stock options,
   and debentures                        39,235       628,640
                                     ----------    ----------
 Diluted earnings per share         $   439,515     4,701,632      $0.09
                                     ==========    ========== ==========

For the quarter ended June 30, 1998    Income       Shares     Per Share
----------------------------------- (Numerator) (Denominator)    Amount
                                     ----------   ----------   ----------
 Basic earnings per share           $   652,260     5,409,085      $0.12
                                                              ==========
 Effect of dilutive stock options
   and warrants                               0       757,314
                                     ----------    ----------
 Diluted earnings per share         $   652,260     6,166,399      $0.11
                                     ==========    ========== ==========

For the six months ended June 30, 1997 Income       Shares     Per Share
-------------------------------------(Numerator)(Denominator)    Amount
                                     ----------   ----------   ----------
 Basic earnings per share           $   644,084     3,930,000      $0.16
                                                              ==========
 Effect of dilutive stock options
   and debentures                        52,583       315,327
                                     ----------    ----------
 Diluted earnings per share         $   696,667     4,245,327      $0.16
                                     ==========    ========== ==========

For the six months ended June 30, 1998 Income       Shares     Per Share
--------------------------------------(Numerator)(Denominator)   Amount
                                     ----------   ----------   ----------
 Basic earnings per share           $ 1,231,529     5,342,860      $0.23
                                                              ==========
 Effect of dilutive stock options
   and warrants                               0       503,278
                                     ----------    ----------
 Diluted earnings per share         $ 1,231,529     5,846,138      $0.21
                                     ==========    ========== ==========

At June 30, 1998, the Company had 5,459,484 common shares outstanding. During the six months ended June 30, 1998, the Company issued 208,196 shares. For purposes of computing earnings per share, the shares issued during the period were weighted for the period of time they were outstanding.

                                                       Continued

                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

The reconciliation of net income to net cash provided by (used in) operating activities for the six-month periods ended June 30, 1998 and June 39, 1997 is as follows:


                                              Six Months     Six Months
                                                Ended          Ended
                                              6/30/1998      6/30/1997
                                             (Unaudited)    (Unaudited)
                                              ----------     ----------

Net Income                                   $  1,231,529   $    644,084
                                             ------------   ------------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                 516,656        324,270
    Amortization of covenant
     not to compete                                16,596         16,596
    Changes in assets and liabilities:
     Decrease (increase) in accounts
       receivable                                 297,713      (941,871)
     Increase in inventories                    (653,288)      (500,082)
     Increase in prepaid expenses
       and other current assets                 (266,804)      (290,247)
     Increase in patents and other assets        (32,136)      (307,437)
     Decrease  in accounts payable              (293,479)      (149,006)
     Decrease in accrued expenses               (105,674)      (210,663)
     Decrease in amounts due to
       related parties                                  0       (40,449)
     Increase in income taxes payable             821,020        466,405
                                               ----------     ----------
     Total adjustments                            300,604    (1,632,484)
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       $  1,532,133   $  (988,400)
                                               ==========     ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company achieved record financial results in the three-month period ended June 30, 1998. Net sales were up 8%, to $4.3 million, over the same quarter last year. Net income was up 63%, to $652,000, over the same quarter last year. Basic and diluted earnings per share were 12 cents and 11 cents per share, respectively, versus 10 cents and 9 cents per share, respectively, for the same quarter last year, notwithstanding an increase in weighted average shares outstanding of more than 30% from the prior year.

Bookings for the six months ended June 30, 1998 and 1997 were $6.1 million and $6.3 million, respectively. The Company received $2.2 million in firm customer orders during the second quarter, down 31% from the second quarter of 1997, when the Company received two large, multi-year orders which caused a spike in bookings, balancing a weaker first quarter in 1997. Commercial orders continued to drive growth during the period, accounting for $1.4 million in the quarter, while military/aerospace orders totaled $800,000. Domestic orders were $1.5 million and international orders accounted for $700,000 in the three-month period.

During the quarter, the Company completed the process of preparing a production facility for its new line of products being developed for the subscriber (pagers and handsets) marketplace. These subscriber products are expected to carry a lower profit margin but have the potential for much higher volumes. In anticipation of this new business area, the Company has been installing high-speed, automated assembly equipment on the second floor of its corporate headquarters facility. The Company plans to commence production in the third quarter and hopes to have full utilization of the new production line by year end.

During the quarter, the Company was awarded a patent for an "Unbalanced to
Balanced High Impedance Ratio Wideband Transformer Circuit".   The patent
represents an improvement to a transformer circuit design originally patented by the Company in 1997. The transformer circuit provides for enhanced system performance of a wide variety of RF and fiberoptic applications, including CATV platforms.

RESULTS OF OPERATIONS
Three months ended
------------------
June 30, 1998 and June 30, 1997
-------------------------------

and the Six months ended
------------------------
June 30, 1998 and June 30, 1997
-------------------------------

TOTAL REVENUES

Sales revenues increased approximately $326,000 (8%) in the three months ended June 30, 1998 as compared with the three months ended June 30, 1997, from $4,005,162 to $4,331,439. Sales revenues increased approximately $1,071,000 (15%) in the six months ended June 30, 1998 as compared with the six months ended June 30, 1997, from $7,304,895 to $8,376,287. The growth in sales revenues continues to reflect the Company's ongoing success in selling to the commercial marketplace with its narrow-band VCOs and PLLs while maintaining its existing markets in military products.

The Company has six major product lines, including the new subscriber line which is currently expected to begin production during the third quarter of 1998:
1. Discrete signal processing components for industrial, military and aerospace.
2. Hybrid signal source components, primarily wide-band VCOs, for industrial, military and aerospace.
3. Assemblies that combine Discrete signal processing and Hybrid signal source components.
4.  Commercial signal source components including PLLs and narrow-band
VCOs.
5. Optoelectronic components and subassemblies used in magnetic and fiberoptic products for CATV applications.
6. Subscriber products components used in hand-held telephone sets, pagers and other consumer-oriented products. This line is currently expected to commence production in the third quarter of 1998.

In the first six months of 1998, the composition of sales revenues was 11% Discrete, 25% wide-band VCOs, 1% "Combination" sales of wide-band VCO and Discrete products, 54% narrow-band VCOs, 5% PLL and 4% Optoelectronic products. In the first six months of 1997, the composition of sales revenues was 18% Discrete, 31% wide-band VCOs, 0% "Combination" sales of wide-band VCO and Discrete products, 41% narrow-band VCOs, 5% PLLs and 5% Optoelectronic products.


                            COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenues, was 45% and 51% in the
three months ended June 30, 1998 and 1997, respectively.   Cost of goods
sold, as a percent of sales revenues, was 45% in the six months ended June 30, 1998 and 51% in the six months ended June 30, 1997. The improvement in these ratios for the three and six month periods ended June 30, 1998 resulted from the Company's continuing efforts to streamline its processes and automate production.

                      SELLING AND ENGINEERING EXPENSE

Selling expenses increased approximately $13,000, or 3%, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Selling expenses increased approximately $39,000, or 4%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. These increases primarily reflect commissions paid on increased
sales revenues.   The Company continues to actively advertise and travel
to promote its product lines; however, these expenses have increased at a rate less than the increase in revenues.

Engineering expenses increased approximately $63,000, or 29%, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Engineering expenses increased approximately $119,000, or 28%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. These increases reflect ongoing improvements to the engineering department, and related equipment costs and expenses, to support new product development and expansion of existing product lines.


               GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $95,000, or 24%, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. General and administrative expenses increased approximately $194,000, or 25%, in the six months ended June 30, 1998 as compared with the six months ended June 30, 1997. Increases to G&A primarily reflect increased staffing costs in the personnel and accounting departments, as well as increasing shareholder and other expenses related to being a public company.

Other expenses were approximately $16,000 in the three months ended June 30, 1998 and the three months ended June 30, 1997. Other expenses decreased approximately $2,000 (5%) in the six months ended June 30, 1998 as compared with the six months ended June 30, 1997.


                        INTEREST INCOME AND EXPENSE

The Company manages its credit facility and mutual fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund purchased with proceeds from the March 1997 convertible debenture and warrant offering. Interest income increased approximately $47,000, to approximately $82,000, in the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Interest income increased approximately $99,000, to approximately $159,000, in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase reflects higher levels of these mutual fund investments during 1998.

Interest expense decreased approximately $75,000 (36%) for the three months ended June 30, 1998 as compared with the three months ended June 30, 1997. Interest expense decreased approximately $175,000 (46%) for the six months ended June 30, 1998 as compared with the six months ended June 30, 1997. The decrease is primarily attributable to the elimination of interest expense on $5,000,000 in subordinated debentures that were converted to common stock during 1997.

                       DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $192,000 (59%) for the six months ended June 30, 1998 as compared with the six months ended June 30, 1997. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements.
Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.


FINANCIAL CONDITION

                                 LIQUIDITY

At June 30, 1998, the Company's working capital was $16.9 million compared to $15.9 million at December 31, 1997. The Company's current ratio was
5.5 to 1 as of June 30, 1998 and 6.1 to 1 at December 31, 1997. The reduction in the Company's current ratio from December 31, 1997 to June 30, 1998 is primarily attributable to the current provision in the period for corporate income taxes.

                             CAPITAL RESOURCES

On August 13, 1997, the Company restructured its credit facilities, renewing its line of credit agreement, which is secured by accounts receivable, inventory and general intangibles, with its present banking institution and taking its existing term loan, plus increasing its credit facility, which is secured by all of the Company's fixed assets, to a second banking institution. In April 1998, the Company renegotiated its line of credit agreement increasing the available line and extending the maturity date.

The line of credit provides for borrowings of up to $5 million and matures April 30, 2000. Interest is payable monthly, calculated at prime. At June 30, 1998, the outstanding balance of the line of credit was $3,348,909.

The Company has two separate loans under its term loan agreement. The first loan is a conventional term loan. Interest accrues on the outstanding principal balance of the term loan at 8.01 percent and monthly principal and interest payments of $73,279 are required. Unpaid principal and accrued interest are due February 13, 2001. The balance on the term loan at June 30, 1998 was $4,273,189.

The second loan is a revolving equipment loan which provides for
borrowings up to $2,500,000.   Interest accrues on the outstanding
principal balance of the revolving line at prime plus .25%. Borrowings can be converted to term notes which bear interest at a rate which adjusts to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1998. As of June 30, 1998, the balance of the five advances under the revolving loan that had been converted to term notes totaled $1,351,821. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 7.3% to 7.72% and monthly principal and interest payments totaling $21,552 are required.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $155,446 as of June 30, 1998 and are paid in monthly installments of $16,781 with interest rates of 6.86% and 8.41%.

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997. During April 1998, 85,000
warrants were exercised.   665,000 warrants remained outstanding as of
June 30, 1998.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

                                  BACKLOG

Total backlog of unfilled firm customer orders ("backlog") at June 30, 1998 was $14.4 million compared with $13.4 million at June 30, 1997. Backlog at December 31, 1997 was $16.6 million.

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

                        PART II--OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS
               -----------------
               None

ITEM 2         CHANGES IN SECURITIES
               ---------------------
               None

ITEM 3         DEFAULTS UPON SENIOR SECURITIES
               -------------------------------
               None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------
               The Company's annual meeting of shareholders was held on June 19, 1998. At the meeting Joseph H. Kiser, David G. Sherman, Sarah L. Booher, David A. Lisowski and Anthony B. Petrelli were elected as directors. The shareholders also ratified the appointment of Haugen, Springer & Co. as the Company's independent public accountants for the year ending December 31, 1998.

               The number of votes cast for, withheld or broker nonvotes for each director nominee was as follows:

                                                                Broker
               Nominee                 For         Against     Nonvotes
               -------                 ---         -------     --------

               Joseph H. Kiser       4,868,098     19,079       0
               David G. Sherman      4,868,098     19,079       0
               Sarah L. Booher       4,840,838     46,339       0
               David A. Lisowski     4,842,598     44,579       0
               Anthony B. Petrelli   4,867,898     19,279       0

               The number of votes cast for, against, abstentions and broker nonvotes for ratification of auditors was as follows:

                For         Against      Abstain     Broker Nonvotes
                ---         -------      -------     ---------------
               4,839,250    33,680       14,247              0

               Because the election of directors and ratification of auditors were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the shareholders were voted by the brokers at their discretion.

ITEM 5         OTHER INFORMATION
               -----------------
               None

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------
               (a)  Exhibits
                 Exhibit 10 Letter Agreement between the Company and Norwest Bank, Colorado, N.A., dated April 30, 1998.
                 Exhibit 27   Financial Data Schedule

               (b)  Reports on Form 8-K
                    None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VARI-L COMPANY, INC.




Date: July 31, 1998            By:/s/Jon L. Clark
      -------------                Jon L. Clark, V.P. Finance
                                   and Principal Financial Officer


                               EXHIBIT INDEX
                               -------------


EXHIBIT                                      METHOD OF FILING
-------                                      ----------------

10        Letter Agreement between the
          Company and Norwest Bank, Colorado,
          N.A., dated April   30, 1998.      Filed herewith electronically

27        Financial Data Schedule            Filed herewith electronically