Form 10QSB
period 1998-09-30
VARI L CO INC
filed 1998-11-13
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                             Commission File No. 0-23866
September 30, 1998

                           VARI-L COMPANY, INC.

          (Exact name of Registrant as specified in its charter.)

        Colorado                                   06-067934
 ----------------------                ---------------------------------
(State of Incorporation)              (I.R.S. Employer identification No.)

                            4895 Peoria Street
                          Denver, Colorado  80239
                          -----------------------
                 (Address of principal executive offices)

                              (303) 371-1560
                               -------------
           (Registrant's telephone number, including area code)



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X         No


          The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:

   Class of Securities                           Outstanding Securities
    ------------------                           ----------------------
     $0.01 par value                               5,459,934  shares
      Common shares


PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                  9/30/98       12/31/97
ASSETS                                          (UNAUDITED)    (AUDITED)
------                                          -----------    ---------


Current Assets:
   Cash and cash equivalents                     $ 6,421,196  $ 5,970,582
   Trade receivables, less $18,000
       allowance for doubtful accounts             5,942,460    5,172,874
   Inventories                                     7,868,145    6,936,890
   Prepaid expenses and other                      1,406,092      887,272
                                                 -----------  -----------

   Total Current Assets                           21,637,893   18,967,618
                                                 -----------  -----------

Property and Equipment:

   Machinery and equipment                        19,343,513   15,730,870
   Furniture and fixtures                          1,393,083    1,200,453
   Leasehold improvements                          7,221,279    4,707,324
                                                 -----------  -----------
                                                  27,957,875   21,638,647

   Less accumulated depreciation
       and amortization                          (4,141,941)  (3,313,483)
                                                 -----------  -----------
           Net Property and Equipment             23,815,934   18,325,164
                                                 -----------  -----------

Other Assets:
   Long-term inventories                             375,000      375,000
   Covenant not to compete                            41,495       66,389
   Patents, net of accumulated
       amortization of $127,810 and $88,210          554,340      504,895
   Other                                           1,328,858    1,317,238
                                                 -----------  -----------
           Total Other Assets                      2,299,693    2,263,522
                                                 -----------  -----------

TOTAL ASSETS                                     $47,753,520  $39,556,304
------------                                     ===========  ===========

                                                               (Continued)

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                  9/30/98       12/31/97
LIABILITIES AND STOCKHOLDERS' EQUITY            (UNAUDITED)    (AUDITED)
------------------------------------            -----------    ---------

Current Liabilities:
   Current installments of long-term debt        $   812,921  $   596,645
   Financed insurance premiums                       133,834       23,730
   Trade accounts payable                          1,352,671    1,851,057
   Accrued expenses                                  309,978      628,718
   Income taxes payable                            1,320,776            0
                                                 -----------  -----------
       Total Current Liabilities                   3,930,180    3,100,150

Bank line of credit                                4,606,909    1,813,409
Long-term debt                                     5,260,667    4,464,021
Deferred income taxes                              2,259,874    2,343,654
                                                 -----------  -----------
   Total Liabilities                              16,057,630   11,721,234
                                                 -----------  -----------

Stockholders' Equity:
   Common stock, $.01 par value,
       50,000,000 shares authorized;
       5,459,934 and 5,251,288 shares
       outstanding, respectively                      54,599       52,513
   Paid-in capital                                22,089,160   20,211,589
   Retained earnings                               9,570,831    7,589,668
   Less loans for purchase of stock                 (18,700)     (18,700)
                                                 -----------  -----------

       Total Stockholders' Equity                 31,695,890   27,835,070
                                                 -----------  -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $47,753,520  $39,556,304
------------------------                         ===========  ===========

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                     FOR THE THREE MONTH PERIODS ENDED
                 SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                    AND
                     FOR THE NINE MONTH PERIODS ENDED
                 SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997



                   Three Months    Three Months  Nine Months  Nine Months
                      Ended           Ended         Ended        Ended
                     9/30/98         9/30/97       9/30/98      9/30/97
                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                   -----------     -----------   -----------   ---------

Net sales          $ 4,805,149     $ 4,530,656   $13,181,436  $11,835,551

Cost of
products sold        2,145,948       2,150,829     5,923,499    5,874,066
                   -----------     -----------   -----------  -----------

Gross profit         2,659,201       2,379,827     7,257,937    5,961,485
                   -----------     -----------   -----------  -----------

Other costs and expenses:
  General and
    administrative     491,919         486,398     1,461,299    1,262,097
  Engineering          280,542         244,969       827,705      673,389
  Selling              503,721         569,415     1,443,446    1,469,871
  Interest expense     211,610         148,152       417,131      528,790
  Interest income     (88,620)        (52,586)     (247,150)    (111,952)
  Other                 10,639           6,692        53,567       52,014
                   -----------     -----------   -----------  -----------
                     1,409,811       1,403,040     3,955,998    3,874,209
                   -----------     -----------   -----------  -----------

Income before taxes  1,249,390         976,787     3,301,939    2,087,276

Income taxes           499,756         410,251     1,320,776      876,656
                   -----------     -----------   -----------  -----------

NET INCOME         $   749,634     $   566,536   $ 1,981,163  $ 1,210,620
                   ===========     ===========   ===========  ===========

Basic earnings
per share           $     0.14      $     0.11     $    0.37    $    0.29
                    ==========      ==========    ==========   ==========

Basic weighted
 average shares
 outstanding         5,459,784       4,972,832     5,377,713    4,163,945
                    ==========      ==========    ==========   ==========

Diluted earnings
 per share          $     0.14      $     0.11    $     0.36   $     0.26
                    ==========      ==========    ==========   ==========

Diluted weighted
 average shares
 outstanding         5,528,980       5,348,187     5,562,606    4,717,767
                    ==========      ==========    ==========   ==========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTH PERIODS ENDED
                SEPTEMBER 30, 1998 AND  SEPTEMBER 30, 1997


                                                 Nine Months  Nine Months
                                                    Ended        Ended
                                                   9/30/98      9/30/97
                                                 (Unaudited)  (Unaudited)
                                                  ----------   ----------

Net cash provided by (used in)
   operating activities (Note 8)                 $ 1,581,492   $(175,875)
                                                 -----------  -----------
Cash flows from investing activities:

   Net purchases of property and equipment       (6,319,228)  (3,347,925)
                                                 -----------  -----------

       Net cash used in investing
       activities                                (6,319,228)  (3,347,925)
                                                ------------  -----------

Cash flows from financing activities:

   Lease acquisition costs advanced                        0       45,232
   Net increases (repayments) in long-term debt    1,012,922     (48,840)
   Net repayments of
       capital lease obligations                           0     (14,300)
   Net borrowings (repayments)
       under bank line of credit                   2,793,500    (247,000)
   Net proceeds from insurance financing             110,104       21,711
   Net proceeds from debenture offering                    0    6,862,500
   Net proceeds from warrant conversions             807,508            0
   Net proceeds from stock issuances,
       net of income tax benefits                    464,316      496,513
                                                 -----------  -----------

           Net cash provided by
             financing activities                  5,188,350    7,115,816
                                                 -----------  -----------

Net increase in cash                                 450,614    3,592,016

Beginning cash and cash equivalents                5,970,582    1,224,727
                                                 -----------  -----------

ENDING CASH AND CASH EQUIVALENTS                  $6,421,196   $4,816,743
                                                 ===========  ===========

Supplemental disclosure of cash flows
information:

   Cash paid for interest                        $   392,171  $   521,129
                                                 ===========  ===========

   Cash paid for income taxes                    $         0  $         0
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

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and September 30, 1997, and its cash flows for the nine-month periods ended September 30, 1998 and September 30, 1997. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
Inventories consist of the following:


                                          9/30/98            12/31/97
                                        (Unaudited)         (Audited)
                                         ----------         ---------

     Finished goods                     $1,130,406          $1,173,847
     Work in process                     2,426,306           2,405,396
     Raw materials                       4,153,495           3,202,454
     Gold bullion                          157,938             155,193
                                        ----------          ----------
                                       $7,868,145           $6,936,890
                                        ==========          ==========

     Long-term inventories             $  375,000           $  375,000
                                        ==========          ==========

NOTE 3 - INCOME TAXES
Income tax expense reflects effective tax rates of 40% for 1998 and 42% for 1997.

NOTE 4 - CREDIT FACILITY
The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

On April 23, 1998, the Company renegotiated its line of credit. The line of credit now provides for borrowings of up to $5.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2000. At September 30, 1998, the outstanding balance due under the line of credit was $4,606,909.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and then obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $64,000 are required. At September 30, 1998, the balance due under the term loan was $4,190,650.

The Company renewed its revolving equipment term loan for one year and increased the borrowing provision to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity.

The revolving loan matures on August 13, 1999. As of September 30, 1998, the balance of the outstanding advances under the revolving loan that had been converted to term notes totaled $1,853,862. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.32% to 7.72%, and monthly principal and interest payments totaling $29,713 are required.
                                                               (Continued)

                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - SECURITIES PURCHASE AGREEMENT
On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997. As of September 30, 1998, 85,000 of the warrants had been exercised and 665,000 warrants were still outstanding.

NOTE 6 - EARNINGS PER SHARE
The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per share:


For the quarter ended                 Income        Shares       Per Share
September 30, 1997                 (Numerator)  (Denominator)      Amount
---------------------               ----------   ------------    ---------

     Basic earnings
      per share                   $   566,536     4,972,832        $0.11
                                                                   =====
     Effect of dilutive
       stock options
       and debentures                   5,450        375,355
                                   -----------    ----------

     Diluted earnings
      per share                    $   571,986    5,348,187        $0.11
                                   ===========    ==========       =====


For the quarter ended                 Income        Shares       Per Share
September 30, 1998                 (Numerator)  (Denominator)      Amount
---------------------               ----------   ------------    ---------

     Basic earnings per share     $   749,634      5,459,784       $0.14
                                                                   =====

     Effect of dilutive
       stock options
       and warrants                          0        69,196
                                   -----------    ----------
     Diluted earnings
      per share                   $   749,634      5,528,980       $0.14
                                   ===========    ==========       =====


For the nine months ended             Income        Shares       Per Share
September 30, 1997                 (Numerator)  (Denominator)      Amount
-------------------------           ----------   ------------    ---------

     Basic earnings
      per share                    $ 1,210,620     4,163,945       $0.29
                                                                   =====

     Effect of dilutive
       stock options
       and debentures                   39,533       553,822
                                   -----------    ----------

     Diluted earnings
      per share                   $ 1,250,153      4,717,767       $0.26
                                   ===========    ==========       =====


For the nine months ended             Income        Shares       Per Share
September 30, 1998                 (Numerator)  (Denominator)      Amount
-------------------------           ----------   ------------    ---------

     Basic earnings
      per share                   $ 1,981,163     5,377,713        $0.37
                                                                   =====
     Effect of dilutive
       stock options
       and warrants                         0        184,893
                                   -----------    ----------

     Diluted earnings
      per share                   $ 1,981,163     5,562,606        $0.36
                                   ===========    ==========       =====

At September 30, 1998, the Company had 5,459,934 common shares outstanding. During the nine months ended September 30, 1998, the Company issued 208,646 shares. For purposes of computing earnings per share, the shares issued during the period were weighted for the period of time they were outstanding.




                                                               (Continued)


                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 7 - STOCK COMPENSATION PLANS
The Company has three stock-based compensations plans: a stock option plan, an employee stock purchase plan and a stock grant plan.

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

In the third quarter of 1998, the Company granted 4,500 options pursuant to the plan. No options were exercised during the quarter.

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

STOCK GRANT PLAN

During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Compensation and Audit Committees of the Company's Board of Directors. During the third quarter of 1998, the nonmanagement members of the Compensation and Audit Committees received grants totaling 450 shares. Compensation cost was measured by the fair market value of the stock on the date of the grants and is being charged to operations over the period of service.

NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH
         PROVIDED BY  (USED IN) OPERATING ACTIVITIES
The reconciliation of net income to net cash provided by (used in) operating activities for the nine-month periods ended September 30, 1998 and September 30, 1997 is as follows:

                                                               (Continued)


                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES, CONTINUED


Nine months                                Nine months        Ended
Ended
                                             9/30/98         9/30/97
                                           (Unaudited)     (Unaudited)
                                            ----------      ----------

Net Income                                  $ 1,981,163     $ 1,210,620
                                            -----------     -----------

Adjustments to reconcile net
  income to net cash provided by
  (used in)operating activities:
      Depreciation and amortization             828,458         490,327
      Amortization of covenant
        not to compete                           24,894          24,894
      Changes in assets and liabilities:
        (Increase) in accounts receivable     (769,586)     (1,445,085)
        (Increase) in inventories             (931,255)       (373,438)
        Decrease (increase) in prepaid
          expenses and other                      5,233       (369,076)
        (Increase) decrease in patents and
          other assets                         (61,065)         135,866
        Decrease in accounts payable          (498,386)       (234,301)
        Decrease in accrued expenses          (318,740)       (367,713)
        Decrease in amounts due to
          related parties                             0        (53,222)
        Increase in income taxes payable      1,320,776         805,253
                                             ----------      ----------

        Total adjustments                     (399,671)     (1,386,495)
                                             ----------      ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      $1,581,492      $ (175,875)
                                             ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company continued to achieve record financial results during the three-month period ended September 30, 1998. Net sales were up 6%, to $4.8 million, over the same quarter last year. Net income was up 32%, to $750,000, over the same quarter last year. Basic and diluted earnings per share were 14 cents per share versus 11 cents per share for the same quarter last year, notwithstanding a 10% and 3% increase in basic and diluted weighted average shares outstanding, respectively, from the prior year.

Bookings of new customer orders were $10.7 million and $9.2 million, respectively, for the nine months ended September 30, 1998 and 1997. The Company received $4.6 million in firm customer orders during the third quarter of 1998, up 58%, from $2.9 million, in the third quarter of 1997. Commercial orders continue to drive growth, accounting for $4.1 million in the quarter, an increase of 109%, while military/aerospace orders totaled $500,000, a decrease of 51%. Domestic orders increased 95% in the quarter to $3.7 million and international orders were $900,000 in the three-month period, a decrease of 14%. As evidenced by the mix of new customer orders, unsettled economic conditions in the Pacific Rim have dampened short-term bookings from the international commercial market, although the domestic commercial market has provided offsetting increases.

During the quarter, the Company continued to develop its new high-speed, automated assembly line on the second floor of its corporate headquarters facility for its new line of products being developed for the subscriber (pagers and handsets) marketplace. Further enhancements to this line will be installed in the fourth quarter. The subscriber products produced by this line are expected to carry a lower gross profit margin but have the potential for much higher volumes. During the quarter, small preproduction runs were built, utilizing the pick and place equipment in this facility, but final assembly, including testing and shipping, was performed in another facility. The Company hopes to have full utilization of the new production line by year end.


RESULTS OF OPERATIONS

THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

AND THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

TOTAL REVENUES

Sales revenue increased approximately $274,000 (6%) in the three months ended September 30, 1998 as compared with the three months ended September 30, 1997, from $4,530,656 to $4,805,149. Sales revenue increased approximately $1,346,000 (11%) in the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997, from $11,835,551 to $13,181,436. The growth in sales revenue continues to reflect the Company's ongoing success in selling to the commercial marketplace with its narrow-band VCOs and PLLs. While the Company has been able to sustain, and in some cases, increase its share of the business in its traditional markets for military products over the past several years, the military's increasing utilization of lower-priced commercial products for military applications may result in a lower dollar volume of military sales in the future.

The Company has six major product lines, including the new subscriber line, which is currently being introduced to the global market:

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

6. Subscriber products components used in hand-held telephone sets, pagers and other consumer-oriented products. While the Company still hopes that this line will commence full-scale production in the fourth quarter of 1998, it appears more likely that, as a result of the worldwide economic uncertainty in much of 1998, the Company's entry into this market will be delayed until sometime in 1999.

In the first nine months of 1998, the composition of sales revenue was 12% Discrete, 21% wide-band VCOs, 1% "Combination" sales of wide-band VCO and Discrete products, 56% narrow-band VCOs, 5% PLL and 5% Optoelectronic products. In the first nine months of 1997, the composition of sales revenue was 12% Discrete, 30% wide-band VCOs, 0% "Combination" sales of wide-band VCO and Discrete products, 45% narrow-band VCOs, 6% PLLs and 7% Optoelectronic products.


                            COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenue, was 45% and 47% in the three months ended September 30, 1998 and 1997, respectively. Cost of goods sold, as a percent of sales revenue, was 45% in the nine months ended September 30, 1998 and 50% in the nine months ended September 30, 1997. The improvement in these ratios for the three and nine month periods ended September 30, 1998 resulted from the Company's continuing efforts to make additional efficiencies in its processes and install additional automated production facilities.

                      SELLING AND ENGINEERING EXPENSE

Selling expenses decreased approximately $66,000, or 12%, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Selling expenses decreased approximately $26,000, or 2%, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in selling expenses in the quarter and year-to-date periods is attributed primarily to decreased travel costs. Because the international, commercial market was successfully expanded in 1997, the required frequency of trips and number of personnel traveling internationally decreased in 1998. The Company continues to actively advertise and travel to promote its product lines.

Engineering expenses increased approximately $36,000, or 15%, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Engineering expenses increased approximately $154,000, or 23%, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. These increases reflect ongoing improvements to the engineering department, including increased engineering staff and related equipment costs and expenses, to support new product development and expansion of existing product lines.


               GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $6,000, or 1%, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. General and administrative expenses increased approximately $199,000, or 16%, in the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997. Increases to G&A primarily reflect increased staffing costs in the personnel and accounting departments, which costs leveled off during the third quarter of 1998, as well as increasing shareholder and other expenses related to being a public company.

Other expenses increased approximately $4,000 in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Other expenses increased approximately $2,000 in the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997.

                        INTEREST INCOME AND EXPENSE

The Company manages its credit facility and mutual fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities mutual fund purchased with proceeds from the March 1997 convertible debenture and warrant offering. Interest income increased approximately $36,000, or 68%, to approximately $89,000, in the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Interest income increased approximately $135,000, or 121%, to approximately $247,000, in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase reflects higher levels of these mutual fund investments during 1998.

Interest expense increased approximately $63,000 (43%) for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997. Interest expense decreased approximately $112,000 (21%) for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997. The increase in the quarter is attributable to increased borrowings to support the equipment purchases in the new production facility in the Company's corporate headquarters. The decrease in the nine-month periods is primarily attributable to the elimination of interest expense on $5,000,000 in subordinated debentures that were converted to common stock during 1997, which amount was partially offset by increased borrowings for the new production facility.

                       DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $338,000 (69%) for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.



FINANCIAL CONDITION

                                 LIQUIDITY

At September 30, 1998, the Company's working capital was $17.7 million compared to $15.9 million at December 31, 1997. The Company's current ratio was 5.5 to 1 as of September 30, 1998 and 6.1 to 1 at December 31, 1997. The reduction in the Company's current ratio from December 31, 1997 to September 30, 1998 is primarily attributable to the current provision in the period for corporate income taxes.

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

The line of credit provides for borrowings of up to $5 million and matures April 30, 2000. Interest is payable monthly, calculated at prime. At September 30, 1998, the outstanding balance of the line of credit was $4,606,909.

On August 21, 1998, the Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.5% and then obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $64,000 are required. The balance on the term loan at September 30, 1998 was $4,190,650.

The  Company renewed its revolving equipment term loan for one year and
increased the borrowing provision to $4.0 million.   Interest accrues on
the outstanding principal balance of the revolving line at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan matures on August 13, 1999. As of September 30, 1998, the balance of the outstanding advances under the revolving loan that had been converted to term notes totaled $1,853,862. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.32% to 7.72%, and monthly principal and interest payments totaling $29,713 are required.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled $133,834 as of September 30, 1998 and are paid in monthly installments of $16,781 with interest rates of 6.86% and 8.41%.

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997. During April 1998, 85,000
warrants were exercised.   665,000 warrants remained outstanding as of
September 30, 1998.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

                                  BACKLOG

Total backlog of unfilled firm customer orders ("backlog") at September 30, 1998 was $14.2 million compared with $11.8 million at September 30, 1997. Backlog at December 31, 1997 was $16.6 million.

                             YEAR 2000 ISSUES

The Company has given serious attention to the potential problems that could arise from the rollover of computer clocks with two-digit year fields when the year 2000 arrives. Assessment of the affect on both IT (information technology) and non-IT issues is progressing rapidly. IT assessment is approximately 85% complete. Non IT assessment is approximately 50% complete. The Company currently expects to have all assessment, remediation and testing completed by the end of August 1999.

Fortunately, in the area of business and operations, the Company has completed most of its automation in recent years. Accordingly, the computers and software that have been acquired during those years incorporated Year 2000 compliant technology. This compliance is being continuously confirmed in the Company's various business applications as a byproduct of another technology project the Company initiated early this year, a licensing audit designed to ensure that all software utilized by Company personnel is properly licensed by the software provider. The same software used to verify the software installed on each PC also verifies Year 2000 readiness. The Company has also instituted a policy prohibiting the purchase of any new computers or other devices that have clocks without empirical proof that they can recognize the year 2000 without malfunctioning.

In the non-IT area, which includes test equipment--a significant element of the Company's operations--, the Company's principal hardware vendor has provided certification and warranty as to Year 2000 compliance. In addition, as routine, scheduled maintenance and calibration is performed on this equipment, veracity of that certification is tested and confirmed. To address the other non-IT issues, such as elevators, heating systems, utilities, etc., an outside consultant will be brought in by the Company to run independent tests of these systems and the various vendors will be providing certification as to Year 2000 compliance.

In addition, the Company will continue to investigate whether its customers and vendors are also becoming Year 2000 compliant. Like other businesses, the Company has been providing information to its customers, upon their request, concerning the Company's efforts in this matter.

To date, the costs that the Company has incurred which are specific to the assessment and remediation of Year 2000 issues have not been material. No special expenditures have been required in the area of software or hardware. Some legal fees and educational expenses have been incurred to heighten awareness and to help organize business activities to incorporate assessment and remediation. For the most part, however, Year 2000 issues have been incorporated into other management routines, thereby minimizing extraordinary costs. It is presently anticipated that future, separately identifiable costs of assessment and remediation will also be nominal, and it is very likely that such costs will be less than $10,000 in any one reporting period.

In order to minimize the impact of any unanticipated Year 2000 "non-readiness" problems, the Company plans to have manual backup systems in place to forestall any interruption of operations resulting from the failure of automated systems. In addition, the data generated and collected in those systems is continuously being archived as a part of the Company's existing business practices.

The Company does not foresee any serious Year 2000 problems occurring with its vendors or customers. While it is not possible to predict what kinds of minor Year 2000 issues might arise that have not been addressed as a priority by the Company, or by some other company with which the Company does business, the Company believes that it has multiple sources for the vast majority of the raw materials and services that it presently procures from vendors or third-party contractors. Unless a major problem of a national or global scope occurs, the Company believes it will be able to maintain sufficient inventory levels to continue production while it seeks to rectify any smaller problems that may arise. Most of the Company's significant customers are very large, well-capitalized, multi-national companies with substantial resources. The Company believes that these customers are doing everything possible to protect themselves and, indirectly, the Company, from business losses resulting from Year 2000 issues.

While there is no guarantee that the Company will reach Year 2000 compliance by the necessary deadline, the Company believes that it is applying the resources and effort sufficient to do so.

                        FORWARD LOOKING STATEMENTS

Some of the statements contained in this document are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to the success of the products into which the Company's products are integrated, governmental action relating to wireless communications licensing and regulation, internal projections as to the demand for certain types of technological innovation, competitive products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, future economic conditions generally, as well as other factors, including any events that result from the year 2000 computer clock rollover.



                           VARI-L COMPANY, INC.

                        PART II--OTHER INFORMATION


Item 1    LEGAL PROCEEDINGS
          None

Item 2    CHANGES IN SECURITIES
          None

Item 3    DEFAULTS UPON SENIOR SECURITIES
          None

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

Item 5    OTHER INFORMATION
          None

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        10.1  Executive Employment Agreement with Joseph H. Kiser dated effective June 1, 1997.
        10.2  Executive Employment Agreement with David G. Sherman dated effective June 1, 1997.
        10.3  Amendment to Business Loan Agreement between the Company and Bank One, Colorado, N.A., dated effective August 21,
              1998 (Term loan.)
        10.4  Amendment to Business Loan Agreement between the Company and Bank One, Colorado, N.A., dated effective August 13,
              1998 (Equipment revolver.)
        10.5  Second Amendment to Lease Agreement dated July 14, 1995 between the Company and Joseph H. Kiser and Nora L. Kiser
              for the facility located at 15556 East 17th Avenue, Denver,
              Colorado, as amended September 1, 1995 and July 31, 1998.
        10.6  Third Amendment to Lease Agreement dated January 1, 1987, between the Company and J.C. Enterprises for the facility
              located at 5165 Peoria Street, Denver, Colorado, as amended
              December 6, 1990, March 23, 1993, and October 30, 1998.
        10.7  Tandem Stock Option and Appreciation Rights Plan, effective as of June 19, 1998.
        10.8  Stock Grant Plan, effective as of June 19, 1998.
        10.9  Employment Agreement with Daniel J. Wilmot dated January 1,
              1997.
        10.10 Employment Agreement with Derek L. Bailey dated January 1.
              1997.
        10.11 Employment Agreement with Jon L. Clark dated January 1,
              1997.
        27    Financial Data Schedule

     (b)  Reports on Form 8-K
          None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VARI-L COMPANY, INC.


Date: November 12, 1998            By:/s/ Jon L. Clark
                                   Jon L. Clark, V.P. Finance
                                   and Principal Financial Officer

                               EXHIBIT INDEX

Exhibit   Description                        Method of Filing
-------   -----------                        ----------------

10.1      Executive Employment Agreement
          with Joseph H. Kiser dated
          effective June 1, 1997.            Filed herewith electronically

10.2      Executive Employment Agreement
          with David G. Sherman dated
          effective June 1, 1997.            Filed herewith electronically

10.3      Amendment to Business Loan Agreement
          between the Company and Bank One,
          Colorado, N.A., dated effective
          August 21, 1998 (Term loan.)       Filed herewith electronically

10.4      Amendment to Business Loan Agreement
          between the Company and Bank One,
          Colorado, N.A., dated effective
          August 13, 1998
          (Equipment revolver.)              Filed herewith electronically

10.5      Second Amendment to Lease Agreement
          dated July 14, 1995 between the
          Company and Joseph H. Kiser and
          Nora L. Kiser for the facility
          located at 15556 East 17th Avenue,
          Denver, Colorado, as amended September 1,
          1995 and July 31, 1998.            Filed herewith electronically

10.6      Third Amendment to Lease Agreement
          dated January 1, 1987, between the
          Company and J.C. Enterprises for the
          facility located at 5165 Peoria Street,
          Denver, Colorado, as amended December 6,
          1990, March 23, 1993, and
          October 30, 1998.                  Filed herewith electronically

10.7      Tandem Stock Option and Appreciation
          Rights Plan, effective as of June 19,
          1998                               Filed herewith electronically

10.8      Stock Grant Plan, effective as of
          June 19, 1998.                     Filed herewith electronically

10.9      Employment Agreement with Daniel J.
          Wilmot dated January 1, 1997       Filed herewith electronically

10.10     Employment Agreement with Derek L.
          Bailey dated January 1. 1997       Filed herewith electronically

10.11     Employment Agreement with Jon L.
          Clark dated January 1, 1997        Filed herewith electronically

27        Financial Data Schedule