Form 10KSB40
period 1998-12-31
VARI L CO INC
filed 1999-03-16
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the fiscal year ended DECEMBER 31, 1998

Commission File No. 0-23866

                           VARI-L COMPANY, INC.
              (Name of Small Business Issuer in its Charter)

           Colorado                               06-0679347
       (State or other                         (I.R.S. Employer
jurisdiction of incorporation)               Identification No. )

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

     State issuer's revenues for the fiscal year ended December 31, 1998:
$18,063,254.

     At March 8, 1999, 5,477,347 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on March 8, 1999 was approximately $31,549,936 based on the closing price on the Nasdaq National Market System on that date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                                  PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Vari-L Company, Inc. (the "Company") designs, manufactures and markets a wide range of signal source and signal processing components and devices which are used in communications equipment and systems, such as cellular telephones and base stations, local area computer networks, and satellite communications equipment, as well as military and aerospace applications, such as advanced radar systems, missile guidance systems, and navigational systems. The Company sells its products primarily to original equipment manufacturers of communications systems.

     The Company was founded in 1953 in Stamford, Connecticut and relocated to Denver, Colorado in 1969. The Company's corporate headquarters is located at 4895 Peoria Street, Denver, Colorado 80239, and its telephone number is 303/371-1560. The Company also conducts certain portions of its operations at three other buildings within a five-mile radius of its Denver headquarters building.

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

PRODUCTS

     The Company produces a wide range of products which are, in essence, basic building blocks used in many wireless communications systems, and they perform a wide variety of RF and microwave signal processing functions. The Company's products and technologies are also integrated vertically by the Company into specialized assemblies which perform multi-function microwave signal source and signal processing, as in the Company's phase locked loop synthesizer, described below. The Company produces both standard catalog and custom-designed products.

SIGNAL SOURCE COMPONENTS

     One of the Company's major product lines is based on its patented design of the voltage controlled oscillator ("VCO"). Oscillators are components which provide a precise signal source within a frequency range. They are widely used in transmitting and receiving equipment. The Company's patented technology enables its VCOs to operate with approximately 20% of the input power requirements of most of its competitors. This unique feature, combined with the VCO's high quality, low phase-noise characteristics, allows the Company's VCOs to be utilized in battery-operated and other low-power applications, such as cellular telephones, with better performance than competing products.

     MILITARY/AEROSPACE SIGNAL SOURCE COMPONENTS

     The Company produces several types of VCOs.  The Company's
Military/Aerospace Signal Source Components are wide-band VCOs which are sophisticated, high reliability components manufactured in a clean-room environment and hermetically-sealed. They are sold for use in both military/aerospace and high-end commercial applications.

     COMMERCIAL SIGNAL SOURCE COMPONENT VCO'S

     One of the Company's Commercial Signal Source Component products, the low-cost VCO, was introduced in 1994 into the cellular base-station market. A higher-volume production version of this VCO was introduced in 1998 into the subscriber market for cellular phones and pagers. These products are designed to perform at high levels of efficiency while being priced competitively for commercial applications.

     Most of the increase in the Company's sales over the past four years is attributable to the low-cost VCO. During 1997 and 1998, the Company made significant investments in automatic manufacturing and test equipment to manufacture low-cost VCOs in house, whereas formerly they had been manufactured for the Company by subcontractors. In 1998, the Company finished the second floor of its new corporate headquarters facility to produce products for the subscriber marketplace, augmenting the Company's manufacturing capacity and providing room for further expansion.

     SUBSCRIBER SIGNAL SOURCE COMPONENTS

     Also in 1998, the Company installed a high-speed, automated production on the second floor of its corporate headquarters, allowing the Company to compete for new business in expanding subscriber applications
markets.   The new line gives the Company the ability to produce an
additional 8 million units annually and the facility can accommodate several additional lines as demand grows. This installation was substantially completed as of December 31, 1998 and will be in full production in 1999.

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

SIGNAL PROCESSING COMPONENTS

     MILITARY/AEROSPACE SIGNAL PROCESSING COMPONENTS

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

     Military and space applications of these products, as well as the Company's wide-band VCOs, described above, include the radar systems of military aircraft, the guidance systems of anti-aircraft and anti-missile missiles, and military and commercial satellites. The military programs using these products include the Patriot missile, AMRAAM missile, Harm missile, PRC104 Man-Pac radio, F14, F15 and F18 fire control systems, Phoenix missile, F16 radar systems (tail warning) and the Standard Missile
II. These components, together with the wide- band VCOs, formed the original product lines of the Company and continue to be the Company's most technically advanced products, often utilizing technologies developed by the Company. They are typically very high reliability, high performance, custom designed components. The production of custom designed components usually entails the modification of existing products to meet the specific performance criteria of the customer, but may, in certain instances, require the design of an entirely new product. In this area, because the components are manufactured to its customers' specifications, the Company is often a sole source supplier.

     COMMERCIAL SIGNAL PROCESSING COMPONENTS

     Through its Signal Processing Components engineering group, the Company patented technology for a high-impedance ratio, wide-band transformer circuit used in the conversion of light wave signals to and from radio frequency signals. This patent was approved in April 1997 by the U.S. Patent and Trademark Office. A 1998 patent was awarded for a design improvement to this product. Demand for the "fiber-optic" transformer circuit comes from a variety of applications, including cable access television ("CATV").

MANUFACTURING

     The Company's Commercial Signal Source Components products are manufactured with automated "pick and place" assembly equipment. Until 1997, these products were manufactured by third-party contract manufacturers in the United States. In 1997, the Company brought this process in-house with the acquisition of two automated assembly lines. In 1998, additional equipment was purchased to automate other steps in the production and testing processes. In addition, in 1998, the Company initiated the installation of a high-speed, automated production line in its state-of-the-art manufacturing facility on the second floor of its corporate headquarters, allowing the Company to compete for new business
in expanding subscriber applications markets.   The new line gives the
Company the ability to produce an additional 8 million units annually and the facility can accommodate several additional lines as demand grows. This installation was substantially completed as of December 31, 1998 and will be capable of full production in 1999.

     The length of the production process for products manufactured through the Company's automated assembly lines is one to three weeks. Manufacturing of the Company's other products, which involves less automated assembly, takes from one to fifty-two weeks. The Company may maintain inventory of the raw materials required for production of its products for a period of up to one year or more.

     At the present time, the majority of the Company's products are manufactured at the Company's various facilities in Denver, Colorado. The Company assembles portions of certain commercial signal processing components at contract manufacturers outside of the United States to benefit from reduced labor costs on certain labor-intensive builds. All of these assemblies are completed and tested in Denver, Colorado.

     In December 1998, the Company received patent protection from the Chinese government for its products, which clears the way for the Company to proceed with a sales and distribution joint venture with a State-run company in China. Pursuant to a 1996 joint venture agreement, the Company invested significant resources to obtain this patent protection with a strategy of developing a manufacturing facility in China. While the time-consuming patent process was ongoing, the Company installed its new,
automated production facility in Denver.   The Company is currently
focused on sales and distribution in China, although it has not ruled out a Chinese manufacturing facility.

SUPPLIERS

     The Company currently has approximately 250 suppliers and historically has not experienced any unusual supply problems.

SALES AND MARKETING

     Originally, the Company's primary business was to engineer, manufacture and market high performance, high reliability, RF and microwave signal source and signal processing components used in military applications, such as missile guidance systems, advanced navigational systems and advanced radar systems. In 1993, the Company expanded its focus to the commercial marketplace to lessen the Company's susceptibility to trends in defense spending and to seek a share of the dramatic growth anticipated for commercial wireless communications. As a result of this shift, fluctuations in the Company's business are now more dependent on general business cycles, changes in market demand for the commercial products built with the Company's components, and on technological innovations. In 1991, the approximate mix of customer orders was 25% for commercial applications and 75% for military applications. In 1998, this mix was approximately 87% for commercial applications and 13% for military applications.

     While the Company continued to derive a substantial portion of bookings from its international marketing in 1998, firm customer orders from U.S. companies rose a dramatic 70%, increasing from $9,957,000 in 1997 to $16,227,000 in 1998 and representing 72% of new customer orders in 1998. Like the Company's overall mix of commercial and military business, 1998 domestic orders were comprised of 87% for commercial applications and 13% for military applications. These orders evidence the long-awaited PCS rollout in the U.S.

     The following table lists the Company's sales revenues for each of the past five years according to the Company's product lines:


                                           Sales Revenues
                                           (In thousands)

                            1998      1997      1996      1995      1994

Mil/Aero Signal
  Processing Components  $ 2,118   $ 1,897   $ 1,738   $ 2,345   $ 1,542

Commercial Signal
  Processing Components    1,060     1,392      -0-       -0-       -0-

Mil/Aero Signal
  Source Components        3,211     4,957     3,825     3,829     4,363

Signal Processing
  Components Special         185       262     1,025       776       194
  Assemblies

Commercial Signal
  Source Components       11,489     8,877     5,622     2,518     1,128
                         -------   -------   -------   -------   -------
                         $18,063   $17,385   $12,210   $ 9,468   $ 7,227
                         =======   =======   =======   =======   =======

     The Company's sales are made primarily through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. These sales representatives also represent other manufacturers with products complementary to, rather than competitive with, the Company's products. The Company normally engages 15 to 20 sales representative firms in the U.S. and also has 17 sales representatives covering 28 foreign countries. The Company now employs an East Coast Regional Sales Manager, a West Coast Regional Sales Manager, a Director of Military/Aerospace Sales, an International Sales Manager, a Director of Program Management and a Vice-President of Sales and Marketing, all of whom work together to manage and coordinate the activities of the sales representatives.

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

     Key customers of the Company include Motorola, Nokia, Ericsson, Lucent Technologies, Samsung, Uniden, Hughes Network Systems, Stanford Telecom, Wireless Access, and Siemens in the commercial market, and Raytheon Systems Co., Hughes Space/Com., Lockheed Martin, L3 Communications, Rockwell, Northrup Grumann, NEC, Saab Ericsson, and Matra Defense in the military and aerospace market. In 1997, Motorola and Nokia each accounted for 12% of sales revenues. The Company's two largest customers in 1998 were also Motorola and Nokia, with 16% and 11% of sales revenues, respectively. The Company does not believe that its business is dependent on any one of its customers.

     The Company's customers have historically bought products from the Company on the basis of purchase orders, rather than long-term supply contracts. The Company enters into long term purchase agreements with some of its larger commercial customers. These agreements establish preferred vendor status for the Company and, in certain cases, set minimum amounts which will be purchased by the customer over the term of the agreement.

COMPETITION

     The Company is subject to active competition in the sale of virtually all of its products. Many of its competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete with the Company by manufacturing certain components themselves, rather than purchasing them from the Company. While some large foreign firms, principally Japanese, still have the ability to manufacture competitive products in larger production runs than the Company, the Company's expanded capacity has materially increased its own mass production capabilities.

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

     The Company believes Merrimac and Remec are its largest competitors in the Signal Processing Components market. Murata, Fujitsu, ALPS and Z-Comm compete in the lower- priced commercial VCO marketplace. Remec/Magnum competes with the Company primarily in the wide-band, hermetically-sealed VCO marketplace. PLL competitors include ALPS, Panasonic, Ma/Com and Synergy. While most of these competitors have significantly greater financial and other resources than the Company, the Company believes that it will continue to be able to successfully compete in these markets because of the strength of its existing technology and its ongoing commitment to technological innovation.

RESEARCH AND DEVELOPMENT

     The Company's products are marketed in a highly competitive and rapidly changing technological environment. Consequently, the Company has historically invested heavily in its research and development programs. For the years ended December 31, 1998 and 1997, the Company expended approximately $1,155,000 and $1,026,000, respectively, on such programs.

     Joseph H. Kiser, Chief Scientific Officer, directs the research and development efforts of the Company. Mr. Kiser has been largely responsible for many of the technological successes and innovations of the Company over the past 40 years and is the author of the Company's VCO patent. He heads up a 36 member team of engineers and other technically trained personnel who perform research and development in addition to providing process and production assistance to other departments.

PATENTS

     The patent on the Company's VCO was issued in the U.S. on November 4, 1986, in Canada on April 17, 1990, and by the European Patent Office on April 3, 1992. The U.S. patent will expire in 2005. The Canadian patent will expire in 2007 and the European patents will expire in 2006. The Company also owns U.S. patents for (i) a Broadband Mixer with Coplanar Balun, expiring in 2000, (ii) a High Impedance Ratio Wideband Transformer Circuit expiring in 2015, and (iii) a 1.2 Volt Voltage Controlled Oscillator expiring in 2016. During 1998, the Company received approval from the U.S. Patent and Trademark Office on three new patents. In early 1998, the Company's Unbalanced to Balanced High Impedance Ratio Wide-Band Transformer Circuit, an improvement to the 1997 patented design used in the conversion of light wave signals to and from radio frequency signals, was approved. This patent will expire in 2015. In late 1998, the Company was awarded two patents entitled "Orthoganal Mounted Substrate Resonator" and "Continually Adjustable Resonator." The development for these patents was announced in the third quarter of 1997. The technology under these two patents allows the Company to manufacture high frequency RF components, in the range of three to six gigahertz, using low-cost, commercial materials and processes while maintaining excellent performance. The two patents will both expire in 2017.

     In December of 1998, the Company received Chinese patent approval on components used in base stations, handsets and pagers.

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

GOVERNMENT REGULATION

     In many instances, the Company has been required to obtain export licenses before filling foreign orders. United States Export Administration regulations control high technology exports like the Company's products for reasons of national security, compliance with U.S. foreign policy, protection of domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Any foreign sales of the Company's products requiring export licenses must comply with these general policies. During 1998, the U.S. State Department restricted certain exports, including many of the Company's products, to Pakistan and India due to nuclear testing by, and resulting tensions between, the two countries. The Company estimates that this restriction reduced the Company's 1998 military/aerospace sales revenues by approximately $1 million.

EMPLOYEES

     As of December 31, 1998, the Company had 192 full-time employees and 11 part-time employees, including 30 engaged in management and administration, 36 in engineering, 125 in production and testing, and 12 in sales. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company began leasing its new corporate headquarters (Building 4) in Denver, Colorado during November 1997. Building 4 has approximately 30,800 square feet and houses, on the first floor, the Company's administration, sales, personnel, quality assurance, finance, and management information systems departments. The second floor is the site of the Company's new, highly-automated pick and place assembly line for products aimed at the subscriber market. The lease expires on September 1, 2013, and provides for a monthly base rental of $43,203, which includes a $2,000 per month property tax and insurance accrual, through August 31, 2003 with possible increases each year thereafter. The Company is also obligated to pay maintenance and other expenses on the facility for the term of the lease. The lease may be extended at the option of the Company for two additional terms of five years each.

     The Company remodeled its former headquarters building, an approximately 20,200 square foot facility in Denver, Colorado (Building
1). This building houses all aspects of the Company's military/aerospace signal processing components and signal source components operations and commercial signal processing components operations in a single facility. The Building 1 lease, which expires on June 30, 2002, provides for a monthly base rental of $9,907 through June 30, 1999 with increases each year thereafter up to $10,920 per month during the final year. The Company is obligated to pay taxes, insurance, maintenance and other expenses for the term of the lease. After 2002, the lease may be extended at the option of the Company for two additional terms of two years each.

     The Company leases another facility in Denver of approximately 13,650 square feet (Building 2) which currently houses all of the Company's engineering, purchasing and production operations for its commercial signal source component products. The Company's two pick and place assembly lines for the commercial infrastructure market, including VCOs used in cellular and PCS base stations, are in Building 2. The lease, as amended during 1998 to current market levels, expires on October 31, 2005, and provides for a monthly base rental of $10,801 per month. Prior to being amended effective November 1, 1998, the lease provided for a monthly base rental of $6,634 through October 31, 1998, and $4,000 per month thereafter for the remainder of the lease term which was to expire on October 24, 2000. The Company is responsible for payment of taxes, insurance, maintenance and other expenses. The facility is leased from a partnership in which an executive officer of the Company, Joseph H. Kiser, is a partner. The amended terms are substantially similar to leases of comparable commercial properties in the same area. The Company believes that that the amounts to be paid to the partnership under the new lease are no greater than would be paid in an arms-length transaction.

     The Company leases a fourth facility (Building 3) in Denver which houses the Company's machine shop and advanced products engineering. Building 3 has approximately 8,800 square feet and the lease, as amended, expires August 1, 2003. The monthly base rental is $3,279 plus taxes, insurance, maintenance and other expenses. The facility is leased from Joseph H. Kiser, an executive officer of the Company.

     As part of its severance arrangements with a former officer, the Company rented residential properties in Colorado and Mexico from the former officer. These leases expired March 31, 1998 and June 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1998.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

     The Company's common stock is traded under the symbol "VARL" on the Nasdaq National Market. The following table sets forth the high and low prices for the common stock for the periods indicated:

                                                HIGH           LOW
                                               ------         -----
1997
----

Fiscal quarter ended March 31, 1997           $11-7/8           $8
Fiscal quarter ended June 30, 1997               $9           $6-3/4
Fiscal quarter ended September 30, 1997       $11-7/16        $6-7/8
Fiscal quarter ended December 31, 1997        $12-7/8        $7-5/16

1998
----

Fiscal quarter ended March 31, 1998           $10-5/8         $7-3/8
Fiscal quarter ended June 30, 1998            $14-3/4           $8
Fiscal quarter ended September 30, 1998       $10-5/8         $5-1/8
Fiscal quarter ended December 31, 1998         $9-3/4        $4-15/16

HOLDERS

     As of December 31, 1998, there were approximately 155 holders of record and in excess of 1,000 beneficial owners of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW

     Net income for 1998 increased 33%, to $2.7 million, or 50 cents per basic share and 48 cents per diluted share, compared with net income of $2.0 million, or 45 cents per basic share and 43 cents per diluted share, for 1997. Sales of the Company's products increased approximately $.7 million, or 4%, from 1997 to 1998. While shipments of commercial products were up 24% from 1997, that gain was offset by reduced sales of military/aerospace products, partially due to newly-imposed export
restrictions and softening demand.   Commercial shipments are expected to
continue to improve in 1999 as the Company further penetrates the subscriber applications market. Military/aerospace shipments are also expected to rebound, irrespective of whether the export restrictions are lifted in 1999. Manufacturing costs as a percent of sales decreased approximately 7% from 1997 to 1998, due primarily to continued improvements in production processing and materials purchasing and handling costs. Net income, as described above, increased as a result of these and other improvements from 1997 to 1998.

     During 1998, Vari-L had significant successes in its various product lines, furthering the Company's goals for quality growth and profitability:

- The Company's commercial production operation received ISO 9001 certification. This highly visible designation, which assures customers that Vari-L has acted to ensure consistent levels of durability and excellence in its commercial components operations, significantly enhances the Company's reputation and the marketability of its products.

- A state-of-the art manufacturing facility was installed on the second floor of its corporate headquarters, allowing the Company to compete for new business in the expanding subscriber applications markets.

- The Company entered into an agreement to be the sole-source provider with the Wireless Access group of Glenayre Technologies of a minimum of 840,000 VCOs for use in a new wireless messaging device. This agreement represents the Company's first significant, high-volume order from the subscriber marketplace.

- The Chinese government granted the Company patent protection for its commercial products, clearing the way for the Company to proceed with a sales and distribution joint venture with a Chinese, State-run company.

- The Company was awarded two U.S. patents covering breakthrough technology that enables lower-cost, high-volume production of advanced, high-frequency components formerly manufactured in a high-cost, labor-intensive environment.

- The Company was awarded a U.S. patent for a high-impedance, wide-band transformer circuit, strengthening the Company's technological base for expanding into the fiber-optic marketplace.

- The Company entered into an agreement to be the sole-source provider of VCOs for the construction of base station equipment in two Lucent Technologies digital wireless communications programs underway in Europe.

- The Company retooled and remodeled its former headquarters building to consolidate all of the manufacturing and engineering operations for its military/aerospace products and its commercial signal processing products.

RESULTS OF OPERATIONS

                            OPERATING REVENUES

     Sales revenues increased approximately $.7 million (4%) in 1998, from $17.4 million in 1997 to $18.1 million in 1998. Revenues from the Company's commercial signal source components were approximately $11.5 million, or 64% of revenues, in 1998 as compared to $8.9 million, or 51%, in 1997. Revenues from sales of the Company's military/aerospace signal source components products were approximately $3.2 million, or 18% of revenues, in 1998 as compared to $5.0 million, or 29%, in 1997. Revenues from the Company's military/aerospace signal processing components products were approximately $2.1 million, or 12% of revenues, in 1998 as compared to $1.9 million, or 11%, in 1997. Revenues from the Company's commercial signal processing components products were approximately $1.0 million, or 6% of revenues, in 1998 as compared to $1.4 million, or 8%, in 1997. Revenues from sales of products that combine the Company's signal processing components and signal source components were approximately $.2 million in 1998, or 1% of revenues, as compared to $.3 million, or 2% of revenues, in 1997.

                            COST OF GOODS SOLD

     Cost of goods sold, as a percent of sales revenues, was 45% in 1998 and 48% in 1997. Gross profit margins were 55% for 1998 and 52% for 1997. The increase in the 1998 gross profit margin reflects on-going improvements in production processing that have increased personnel efficiencies and reduced labor and material costs.

                    GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased approximately $195,000, or 11%, from $1,761,000 in 1997 to $1,956,000 in 1998. The increase to G
& A primarily resulted from increased travel and expenses to support and communicate with shareholders and investors during 1998. In 1997, the Company made a commitment to step up its shareholder and investor relations effort in 1998, which effort proved to be timely as problems in the Asian economy caused instability in the U.S. stock market for high technology stocks.

                           ENGINEERING EXPENSES

     Engineering expenses increased approximately $129,000, or 13%, from $1,026,000 in 1997 to $1,155,000 in 1998, reflecting increased staffing and recruiting costs and equipment depreciation costs.

                             SELLING EXPENSES

     Selling expenses were approximately $2,080,000 for both 1997 and 1998. The costs associated with the increase in sales personnel in 1998 was offset by a decrease in 1998 in the amount of travel to the Far East.

                        INTEREST INCOME AND EXPENSE

     The Company manages its credit facility and interest bearing investments in tandem.

     Interest expense decreased approximately $104,000, or 14%, from $767,000 in 1997 to $663,000 in 1998. The decrease reflects the net of the decrease in interest paid on debentures which were converted to stock in mid-1997, and the increase in interest for long-term debt used to finance capital improvements and fixed assets purchases during 1998.

     Interest income increased approximately $143,000, or 77%, from $185,000 in 1997 to $328,000 in 1998. The Company's investment in a mutual fund of U.S. Government securities, from which interest income is earned, was approximately $6.5 million and $5.9 million at December 31, 1998 and 1997, respectively. The level of monies in the fund was in excess of $5.0 million for all twelve months of 1998, versus three months in 1997, which resulted in significantly more interest income in 1998.

                       DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $467,000, or 60%, from $773,000 in 1997 to $1,240,000 in 1998. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.

                              OTHER EXPENSES

     Other expenses decreased approximately $86,000, or 55%, from $156,000 in 1997 to $70,000 in 1998, due to the final payment in June 1998 of costs related to a 1992 covenant not to compete. The decrease was partially offset by the amortization of a 1997 covenant not to compete.

                                NET INCOME

     Net income increased approximately $662,000, or 33%, from $2,035,000 in 1997 to $2,697,000 in 1998. The increase in net income was due principally to improvements in the gross margin, increases in interest income, and decreases in interest and other expenses from 1997 to 1998.

                            EARNINGS PER SHARE

     Basic earnings per share increased 5 cents, or 11%, from $.45 in 1997 to $.50 in 1998 on weighted average outstanding shares that increased 878,719 shares, or 19%, from 4,528,423 shares in 1997 to 5,407,142 shares in 1998.

     Diluted earnings per share increased 5 cents, or 12%, from $.43 in 1997 to $.48 in 1998 on weighted average shares outstanding and dilutive securities that increased 784,756, or 16%, from 4,825,515 in 1997 to 5,610,271 in 1998.

FINANCIAL CONDITION

                                  ASSETS

     Total assets increased approximately $11.1 million during 1998. The increase resulted primarily from the Company's capital investments in its infrastructure, patents and ISO 9001 registration, and changes in inventory management.

     Property and equipment increased approximately $10 million as the result of extensive capital improvements and acquisitions during 1998. This included the retooling and remodeling of the military/aerospace manufacturing facility, the tenant finish of the second floor of the Company's headquarters and the related acquisition of high-speed test and automated production equipment for the assembly of the Company's newest line of products being sold into the subscriber marketplace.

     Patents increased approximately $.7 million in 1998. The Company obtained approval for three new patents during the year, in addition to obtaining patent protection on its products to be distributed in China. Other assets, which include costs for the Company's registration under ISO 9001, increased approximately $.5 million. The Company received ISO 9001 certification for its commercial operations in January 1998 and began the process of registration for its military/aerospace operations.

     Inventories increased approximately $1.1 million, or 15%, during 1998. Components of the increase were approximately $1.1 million in finished goods and $1.0 million in work in process, offset by a decrease in raw materials of approximately $1.0 million. Finished goods and work in process have increased as a result of the Company's decision to provide a faster turnaround of products to its customers by shortening the lead times on deliveries; raw materials have decreased as a result of improved purchasing procedures, including vendor turnaround and support.

     Trade accounts receivable decreased approximately $.8 million, or 15%, from December 31, 1997 to December 31, 1998. This was due principally to the timing of approximately $4.9 million in fourth quarter shipments.

     Cash and cash equivalents increased approximately $.5 million from December 31, 1997 to December 31, 1998.

                                LIABILITIES

     Total liabilities increased approximately $6.5 million during 1998, $4.6 million of which was attributable to the long-term financing of capital improvements and $1.6 million of which was attributable to an increase in deferred income taxes.

                           STOCKHOLDERS' EQUITY

     Common stock and paid-in capital increased approximately $1.9 million during 1998 due to the exercise of stock warrants from the Company's 1997 convertible debenture offering, the exercise of stock options, the issuance of shares under the employee stock purchase plan, and the issuance of shares under the Company's stock grant plan.

                                 LIQUIDITY

     At December 31, 1998, the Company's working capital was $16.4 million compared to $15.9 million at December 31, 1997. The Company's current ratio was 5.4 to 1 at December 31, 1998 and 6.1 to 1 at December 31, 1997.

     The increase in working capital was due to several factors. Inventories increased approximately $1.1 million, cash and cash equivalents increased approximately $.5 million and prepaid expenses increased approximately $.3 million. These increases were partially offset by a decrease in trade accounts receivable ($.8 million), an increase in current maturities of long-term debt ($.2 million), and an increase in trade payables ($.3 million.)

                             CAPITAL RESOURCES

     The Company has credit facilities with two banking institutions. The first consists of a $5.0 million line of credit agreement. The second consists of two agreements, a $4.1 million term loan agreement and a $4.0 million revolving equipment term loan agreement.

     The line of credit was restructured April 1998 to provide for borrowings of up to $5.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2000. At December 31, 1998, the outstanding balance due under the line of credit was $4,755,909. The Company's accounts receivable, inventory, and general intangible assets secure the line of credit.

     On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.5% and then obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $64,000 are required. At December 31, 1998, the balance due under the term loan was $4,113,763.

     The Company renewed its revolving equipment term loan for one year and increased the borrowing provision to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25 percent when advances are made under the revolver.
These borrowings can be converted to term notes at rates which adjust to the three-year treasury note rate plus 1.95 percent. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan matures on August 13, 1999. As of December 31, 1998, the balance of the outstanding advances under the revolving loan that had been converted to term notes totaled $2,551,815. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.10 percent to 7.72 percent, and monthly principal and interest payments totaling $36,671 are required. The Company's property and equipment secure the term loan and revolving equipment term loan.

     The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.75 percent to 8.50 percent. Monthly principal and interest payments totaling $2,262 are required. The notes mature from 1999 through 2002.

     The Company finances certain of its annual insurance premiums through a financing company. The amount due under these loans totaled $21,424 as of December 31, 1998 and is paid in monthly installments of $7,141 with an interest rate of 8.41%.

     On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997. During April 1998, 85,000
warrants were exercised.   665,000 warrants remained outstanding as of
December 31, 1998.

     The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

                                  BACKLOG

     Total backlog of unfilled firm customer orders ("backlog") at December 31, 1998 was $18.1 million compared with $16.6 million at December 31, 1997. The increase in firm customer orders reflects the Company's success in capturing a substantial portion of the market for cellular infrastructure, purchased-VCOs in Western Europe, and increases in commercial domestic markets.

                             YEAR 2000 ISSUES

The Company has given serious attention to the potential problems that could arise from the rollover of computer clocks with two-digit year fields when the year 2000 arrives. Assessment of the affect on both IT (information technology) and non-IT issues is progressing rapidly. IT assessment is substantially complete. Non-IT assessment is also substantially complete except for suppliers, for which we have had a 52% response rate to date. The Company currently expects to have all assessment, remediation and testing completed by the end of August 1999.

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

In the non-IT area, which includes test equipment, the Company's principal hardware vendor has provided certification and warranty as to Year 2000 compliance. In addition, as routine, scheduled maintenance and calibration is performed on this equipment, veracity of that certification is tested and confirmed. To address the other non-IT issues, such as elevators, heating systems, utilities, etc., an outside consultant will be brought in by the Company to run independent tests of these systems and the various vendors will be providing certification as to Year 2000 compliance.

In addition, the Company will continue to investigate whether its customers and vendors are also becoming Year 2000 compliant. Like other businesses, the Company has been providing information to its customers, upon their request, concerning the Company's efforts in this matter.

To date, the costs that the Company has incurred which are specific to the assessment and remediation of Year 2000 issues have not been material. No special expenditures have been required in the area of software or hardware. Some legal fees and educational expenses have been incurred to heighten awareness and to help organize business activities to incorporate assessment and remediation. For the most part, however, Year 2000 issues have been incorporated into other management routines, thereby minimizing extraordinary costs. It is presently anticipated that future, separately identifiable costs of assessment and remediation will also be nominal, and it is very likely that such costs will be less than $50,000 in 1999.

In order to minimize the impact of any unanticipated Year 2000 "non-readiness" problems, the Company plans to have manual backup systems in place to forestall any interruption of operations resulting from the failure of automated systems. In addition, the data generated and collected in those systems is continuously being archived as a part of the Company's existing business practices.

The Company does not foresee any serious Year 2000 problems occurring with its vendors or customers. While it is not possible to predict what kinds of minor Year 2000 issues might arise that have not been addressed as a priority by the Company, or by some other company with which the Company does business, the Company believes that it has multiple sources for the vast majority of the raw materials and services that it presently procures from vendors or third-party contractors. Unless a major problem of a national or global scope occurs, the Company believes it will be able to maintain sufficient inventory levels to continue production while it seeks to rectify any smaller problems that may arise. The Company continues to follow up on Year 2000 compliance with those suppliers who have not yet responded, as well as those who have indicated that their Year 2000 compliance is not yet complete.

With respect to the Company's customer base, substantially all of the Company's most significant customers are very large, well-capitalized, multi-national companies with substantial resources. The Company believes that these customers are doing everything possible to protect themselves and, indirectly, the Company, from business losses resulting from Year 2000 issues.

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

ITEM 7.  FINANCIAL STATEMENTS.

     See pages F-1 through F-28 for this information.

                           Vari-L Company, Inc.
                       Index to Financial Statements
                        December 31, 1998 and 1997

     Independent Auditor's Report                                    F-1

     Balance Sheets                                            F-2 - F-3

     Statements of Income                                            F-4

     Statements of Stockholders' Equity                              F-5

     Statements of Cash Flows                                        F-6

     Notes to Financial Statements                            F-7 - F-28



                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Vari-L Company, Inc.

     We have audited the accompanying balance sheets of Vari-L Company, Inc. as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vari-L Company, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                   HAUGEN, SPRINGER & CO., P.C.



January 29, 1999
Denver, Colorado






                           VARI-L COMPANY, INC.

                              BALANCE SHEETS

                                             December 31,
                                             ------------
Assets                                1998                1997
                                      ----                ----

Current Assets:
     Cash and cash equivalents    $ 6,515,061          $ 5,970,582
     Trade accounts receivable,
       less $23,000 and $18,000
       allowance for doubtful
       accounts                     4,416,865            5,172,874
     Inventories                    7,901,034            6,936,890
     Prepaid expenses and other     1,235,493              887,272
                                  -----------          -----------

       Total Current Assets        20,068,453           18,967,618
                                  -----------          -----------

Property and Equipment:
     Machinery and equipment       22,299,396           15,730,870
     Furniture and fixtures         1,498,619            1,200,453
     Leasehold improvements         7,797,303            4,707,324
                                  -----------          -----------

                                   31,595,318           21,638,647

     Less accumulated
       depreciation and
       amortization                 4,444,244            3,313,483
                                  -----------          -----------

       Net Property and
       Equipment                   27,151,074           18,325,164
                                  -----------          -----------

Other Assets:
     Long-term inventories            475,000              375,000
     Covenant not to compete           33,197               66,389
     Patents, net of
       accumulated
       amortization of
       $141,010 and $88,210         1,172,765              504,895
     Other                          1,770,531            1,317,238
                                  -----------          -----------

       Total Other Assets           3,451,493            2,263,522
                                  -----------          -----------

TOTAL ASSETS                      $50,671,020          $39,556,304
============                      ===========          ===========

              See Accompanying Notes to Financial Statements

                           VARI-L COMPANY, INC.

                              BALANCE SHEETS

                                            December 31,
                                           -------------
                                      1998                1997
                                      ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current installments
       of long-term debt           $   831,705          $  596,645
     Financed insurance
       premiums                         21,424              23,730
     Trade accounts payable          2,147,313           1,851,057
     Accrued expenses                  684,366             628,718
                                   -----------          ----------
       Total Current Liabilities     3,684,808           3,100,150

Bank line of credit                  4,755,909           1,813,409
Long-term debt                       5,901,205           4,464,021
Deferred income taxes                3,904,386           2,343,654
                                   -----------         -----------
       Total Liabilities            18,246,308          11,721,234
                                   -----------          ----------

Commitments and Contingencies
(Notes 9, 10, 11, and 12)

Stockholders' Equity:
     Common stock, $.01 par
       value, 50,000,000 shares
       authorized, 5,464,134
       and 5,251,288 shares
       issued and outstanding,
       respectively                     54,641              52,513
     Paid-in capital                22,102,533          20,211,589
     Retained earnings              10,286,238           7,589,668
     Less loans for purchase
       of stock                       (18,700)            (18,700)
                                   -----------       -------------

       Total Stockholders' Equity   32,424,712          27,835,070

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $50,671,020         $39,556,304
======================             ===========         ===========


                           VARI-L COMPANY, INC.

                           STATEMENTS OF INCOME

                                   YEAR ENDED DECEMBER 31,
                                    1998 1997
                                    ----                 ----
Net sales                       $18,063,254           $17,385,364

Cost of products sold             8,100,164             8,365,555
                                -----------           -----------

Gross profit                      9,963,090             9,019,809

Other income and expenses:
     General and administrative   1,955,510             1,761,111
     Engineering                  1,155,128             1,026,009
     Selling                      2,085,432             2,082,336
     Profit sharing plan
       contribution                   4,027                17,803
     Interest expense               663,401               767,061
     Interest income              (328,482)             (185,175)
     Other                           69,704               155,515
                                -----------          ------------

                                  5,604,720             5,624,660
                                -----------           -----------

Income before taxes               4,358,370             3,395,149

Income taxes                      1,661,800             1,360,300
                                -----------           -----------

NET INCOME                      $ 2,696,570           $ 2,034,849
                                ===========           ===========

Basic earnings per share              $0.50                $0.45

Diluted earnings per share            $0.48                $0.43

See Accompanying Notes to Financial Statements


                           VARI-L COMPANY, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY


                         Number             Common            Paid-In
                       of Shares            Stock             Capital
                       ---------            ------            -------

Balance 12/31/96         3,806,138          $38,061         $12,422,232

Issued from
  conversion of
     debentures          1,264,778           12,648           6,465,983

Stock options
  exercised                171,705            1,717           1,260,939

Issued under employee
  stock purchase plan        7,467               75              51,522

Issued under stock
  grant plan                 1,200               12              10,913

Net income                    -                -                   -
                          --------          -------         -----------

Balance 12/31/97         5,251,288           52,513          20,211,589

Stock options
  exercised                 47,816              478             390,307

Stock warrants
  exercised                130,000            1,300           1,119,842

Issued under employee
  stock purchase plan       13,530              135              93,357

Issued under stock
  grant plan                26,500              265             314,419

Shares repurchased          (5000)            (50)             (26,981)

Net income                    -                -                   -
                         ---------          -------        ------------

Balances 12/31/98        5,464,134          $54,641         $22,102,533
                         =========          =======         ===========


                                                             Total
                                          Loans for          Stock-
                        Retained           Purchase         Holders'
                        Earnings           of Stock          Equity
                        --------           --------         --------

Balance 12/31/96      $  5,554,819        $(18,700)         $17,966,412

Issued from
     conversion of
       debentures             -                -              6,478,631

Stock options
     exercised                -                -              1,262,656

Issued under employee
     stock purchase plan      -                -                 51,597

Issued under stock
     grant plan               -                -                 10,925

Net income               2,034,849             -              2,034,849
                      ------------       ----------         -----------

Balance 12/31/97         7,589,668         (18,700)           7,835,070

Stock options
     exercised               -                 -                390,785

Stock warrants
     exercised                -                -              1,121,142

Issued under employee
     stock purchase plan      -                -                 93,492

Issued under stock
     grant plan               -                -                314,684

Shares repurchased            -                -               (27,031)

Net income               2,696,570             -              2,696,570
                      ------------       ----------         -----------

Balances 12/31/98     $ 10,286,238       $ (18,700)         $32,424,712
                      ============       ==========         ===========

                           VARI-L COMPANY, INC.

                         STATEMENTS OF CASH FLOWS

                                           Years Ended December 31,
                                           ------------------------
                                         1998               1997
                                         ----               ----
Net cash provided by operating
  activities (Note 15)                $  4,398,283     $  1,846,726
                                      ------------     ------------

Cash flows from investing
  activities:
     Purchases of property
     and equipment                     (9,956,671)      (5,879,494)
                                      ------------     ------------

     Net cash (used in)
       investing activities            (9,956,671)      (5,879,494)
                                      ------------     ------------

Cash flows from financing activities:
  Lease acquisition cost repaid               -             641,486
  Net increase in long-term debt         1,672,244          316,611
  Repayments of capital
     lease obligations                        -            (16,266)
  Borrowings under bank line
     of credit                           4,433,500        1,420,000
  Repayments under bank
     line of credit                    (1,491,000)      (1,732,000)
  Net repayments for
     insurance financing                   (2,306)          (9,922)
  Net proceeds from
     stock issuances                     1,517,460        8,158,714
  Acquisition of treasury stock           (27,031)             -
                                      ------------     ------------

     Net cash provided by
     financing activities                6,102,867        8,778,623
                                      ------------     ------------

     Net increase in cash                  544,479        4,745,855

Beginning cash                           5,970,582        1,224,727

Ending cash                           $  6,515,061     $  5,970,582
                                      ============     ============

Supplemental disclosure
  of cash information:

  Cash paid for interest              $     06,842     $    692,192
                                      ============     ============

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

     INVENTORIES

          Inventories are stated at the lower of cost method or market. Cost is determined using the first-in, first-out method.

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

     STOCK COMPENSATION PLANS

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

     RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to expense when incurred. Research and development expense for the years 1998 and 1997 totaled $1,155,128, and $1,026,009, respectively.

     VALUATION OF LONG-LIVED ASSETS

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


                           VARI-L COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                              DECEMBER 31,
                                          1998 1997
                                           ----              ----
     Finished goods                    $ 2,174,094      $ 1,173,847
     Work in process                     3,364,833        2,405,396
     Raw materials                       2,210,833        3,202,454
     Gold bullion                          151,274          155,193
                                       -----------      -----------

                                       $ 7,901,034      $ 6,936,890
                                       ===========      ===========

     Long-term inventories             $   475,000      $   375,000
                                       ===========      ===========

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

NOTE  3 - PROPERTY, EQUIPMENT, AND OTHER ASSETS

          During 1998 and 1997, the Company invested significant amounts in the remodeling of its leased facilities and expansion of its automated production capacity. The Company has capitalized certain direct and overhead costs related to these projects.

          Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives, which is generally 17 years.

          Other assets at December 31, 1998 and 1997 included costs related to the Company's efforts to obtain ISO 9001 registration for its commercial products and military/aerospace operations. These costs consisted of wages, travel, training, consulting, and related overhead costs. Registration of the Company's commercial operations was successful in January 1998 and those costs (approximately $887,000 at December 31, 1998 and 1997, respectively) are being amortized over a fifteen-year period. Accumulated amortization at December 31, 1998 was approximately $57,000. Registration costs for the Company's military and aerospace operations totaled approximately $467,000 at December 31, 1998. Those costs will be amortized commencing with the date of successful registration.

          Other assets at December 31, 1998 and 1997 also included approximately $355,000 of costs associated with a joint venture agreement with the Chinese government; see Note 16.

NOTE 4 - BANK LINE OF CREDIT AND LONG-TERM DEBT

          The Company has credit facilities with two banking institutions. The first consists of a $5.0 million line of credit agreement. The second consists of two agreements, a $4.1 million term loan agreement and a $4.0 million revolving equipment term loan agreement.

     LINE OF CREDIT

          The line of credit was restructured April 1998 and provides for borrowings of up to $5.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2000. At December 31, 1998, the outstanding balance due under the line of credit was $4,755,909.

          The Company's accounts receivable, inventory, and general intangible assets secure the line of credit.

     TERM LOAN

          On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.5% and then obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $64,000 are required. At December 31, 1998, the balance due under the term loan was $4,113,763.

     REVOLVING EQUIPMENT TERM LOAN

          The Company renewed its revolving equipment term loan for one year and increased the borrowing provision to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25 percent when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the three-year treasury note rate plus 1.95 percent. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity.

          The revolving loan matures on August 13, 1999. As of December 31, 1998, the balance of the outstanding advances under the revolving loan that had been converted to term notes totaled $2,551,815. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.10 percent to 7.72 percent, and monthly principal and interest payments totaling $36,671 are required.

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

     PROMISSORY NOTES

          The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.75 percent to 8.50 percent. Monthly principal and interest payments totaling $2,262 are required. The notes mature from 1999 through 2002.

Long-term debt consists of the following:


                                            DECEMBER 31,
                                     1998 1997
                                     -----               -----

     Term loan                    $ 4,113,763         $ 4,532,976
     Equipment term loan            2,551,815             495,512
     Vehicle notes                     67,332              32,178
                                  -----------         -----------

     6,732,910                      5,060,666
     Less current installments        831,705             596,645
                                  -----------         -----------

     Long-term portion            $ 5,901,205         $ 4,464,021
                                  ===========         ===========

     Scheduled annual principal payments on the bank line of credit and long-term debt for each of the next five years are as follows:


                         1999           $  831,705
                         2000            5,653,045
                         2001            1,671,455
                         2002            3,332,614
                         2003                -

NOTE 5 - STOCKHOLDERS' EQUITY

          During 1997, the Company sold 75 units of debentures and warrants under a securities purchase agreement. The units consisted of $7,500,000 in four-year, seven percent subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. The debentures plus accrued interest of approximately $97,000 were subsequently converted into 1,264,778 common shares. Warrants for the issuance of 85,000 shares were exercised during 1998.

          In connection with the sale of the units, the Company issued 45,000 warrants to the underwriter. These underwriter warrants were exercised during the first quarter 1998 at an average price of $6.97 per share.

                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

     The provisions for income taxes consisted of:


                                     Years Ended December 31,
                                      1998                1997
                                      ----                ----

     Deferred:      Federal        $1,525,000          $1,194,000
                    State             136,800             166,300
                                   ----------          ----------

     Total tax provisions          $1,661,800          $1,360,300
                                   ==========          ==========


For the years ended December 31, 1998 and 1997, the Company had no current federal or state income tax liabilities due to net operating losses generated during those years. The operating losses resulted primarily from the income tax benefit of stock options exercised and the use of accelerated depreciation rates for tax purposes. The amount of the losses available for carryover at December 31, 1998 were approximately $2.3 million (federal) and $3.8 million (state), and expire in varying amounts through December 31, 2013.

Significant components of deferred tax balances as of December 31, 1998 and 1997 were as follows:


                                           1998            1997
                                           ----            ----

     Deferred tax liabilities:
       Depreciation and amortization    $4,004,063     $2,719,765
       Other, net                          798,656        111,549
                                        ----------    -----------

       Total deferred tax liabilities    4,802,719      2,831,314

     Deferred tax assets:

       Net operating loss carryovers       898,333        487,660
                                        ----------    -----------

       Net deferred tax liabilities     $3,904,386     $2,343,654
                                        ==========     ==========

                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CONTINUED)

          The differences between the U.S. federal statutory rate and the Company's effective tax rate are as follows:


                                               1998            1997
                                                ----           ----


     Federal statutory tax rate                 34.00%         34.00%

     State income taxes, net of
       federal benefit                           3.30           3.30

     Officers' life insurance and other           .83           2.77
                                                -----          -----

     Effective tax rate                         38.13%         40.07%
                                                =====          =====


                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE

     The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per share:

                                     Income      Shares       Per Share
                                  (Numerator)(Denominator)      Amount
                                   -----------------------   -----------

FOR THE YEAR ENDED DECEMBER 31, 1998:

  Basic earnings per share          2,696,570   5,407,142       $     .50
                                                               =========

  Effect of dilutive securities:
     Stock options                       -        172,588
     Warrants                            -         30,541
                                                  -------

  Diluted earnings per share      $ 2,696,570   5,610,271        $    .48
                                  ===========   =========        ========

FOR THE YEAR ENDED DECEMBER 31, 1997:

  Basic earnings per share        $ 2,034,849   4,528,423        $    .45
                                                                 ========

  Effect of dilutive securities:
     Convertible debentures            58,033     185,895
     Stock options                       -        100,611
     Warrants                            -         10,586
                                  -----------   ---------

  Diluted earnings per share      $ 2,092,882   4,825,515        $    .43
                                  ===========   =========        ========

     At December 31, 1998, the Company had 5,464,134 common shares
     outstanding.   The Company issued 217,846 and purchased 5,000 shares
     during 1998. For purposes of computing earnings per share, these shares were weighted for the period of time they were outstanding.


NOTE 8 - STOCK COMPENSATION PLANS

     The Company has three stock-based compensation plans which are described below. The Company applies APB No. 25 in accounting for its stock compensation plans. For 1998 and 1997, no compensation cost was recognized for the stock option portion of the plans. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced to the following proforma amounts:

                                           1998           1997
                                           ----           ----

       Net Income:       As Reported   $ 2,696,570    $ 2,034,849
                                       ===========    ===========

       Pro Forma                       $ 1,823,750    $ 1,515,746
                                       ===========    ===========

       Earnings
         Per Share:
               Basic:    As Reported  $       .50    $       .45
                                       ===========    ===========

                         Pro Forma    $       .34    $       .33
                                       ===========    ===========

               Diluted:  As Reported  $       .48    $       .43
                                       ===========    ===========

                         Pro Forma    $       .33    $       .33
                                       ===========    ===========

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

     The Company has reserved 3,000,000 shares of its common stock for issuance upon exercise of rights and options under the plan. Typically, rights and options have been granted subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management were vested upon issuance or on a shorter vesting schedule. The exercise price is equal to the fair market value of the Company's common stock on the grant date or the average of that value over a stated period of time prior to such date.

     The fair value of each option grant is estimated on the grant date using a binomial option-pricing model with certain weighted-average assumptions which, for 1998 and 1997 respectively, were: expected volatility of 78 percent and 55 percent, risk-free interest rates of
     5.5 percent and 5.5 percent, and zero dividend yields for both years. The expected average remaining life of the options were seven years.

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

     Following is a summary of the status of the stock option plan during 1998 and 1997:


                                            Number     Weighted Average
                                          of Options    Exercise Price
                                          ----------    --------------
       Outstanding at January 1, 1997       831,540           $ 7.30
       Granted                              322,526            10.85
       Exercised                          (171,705)             7.22
       Forfeited                           (14,693)             9.35
                                          ---------

       Outstanding at December 31, 1997     967,668             8.47
                                          =========

       Options exercisable at
         December 31, 1997                  680,126             8.45
                                          =========

       Weighted average fair value
         of options granted during 1997   $    4.42
                                          =========

       Outstanding at January 1, 1998       967,668             8.47
       Granted                            1,042,574             7.68
       Exercised                            47,816)             6.06
       Forfeited                            (3,390)             8.61
                                          ---------

       Outstanding at December 31, 1998   1,959,036             7.78
                                          =========

       Options exercisable at
         December 31, 1998                1,137,571             7.39
                                          =========

       Weighted average fair value
         of options granted during 1998   $   2.43
                                          =========


     Following is a summary of the status of stock options outstanding at December 31, 1998:

                              Outstanding Options   Exercisable Options
                              -------------------   -------------------
                            Weighted
                            Average      Weighted             Weighted
   Exercise                Remaining     Average              Average
    Price                 Contractual    Exercise             Exercise
    Range        Number       Life        Price      Number    Price
    -----        ------       ----        -----      ------    -----

$ 2.21 - 3.45    87,000       4.8 Yrs     $ 2.21    87,000     $ 2.21
  3.45 - 5.18     2,500       6.1           4.58     2,500       4.58
  5.18 - 6.90   483,250       4.7           6.34   333,250       6.24
  6.90 - 8.63   833,351       7.6           8.31   427,285       8.25
  8.63 -10.35   532,935       8.6           9.06   275,536       8.91
 10.35 -12.08    15,000       4.5          10.93     7,000      10.98
 12.08 -13.80     3,500       8.1          12.69     3,500      12.69
 13.80 -15.53       500       7.1          14.95       500      14.95
 15.53 -17.25     1,000       7.1          17.02     1,000
              ---------                          ---------

              1,929,036                          1,137,571
              =========                          =========


     The Company obtained an income tax deduction for the difference between the market value of the shares issued and exercise prices of options exercised during 1998 and 1997. This deduction resulted in income tax benefits to the Company which have been credited to paid-in capital.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted an employee stock purchase plan during 1995. Eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair market value of the stock on specified dates. A total of 800,000 common shares have been reserved under the plan, and the maximum number of shares to be issued is 200,000 per year. Since the plan is noncompensatory, no charges to operations are recorded.

     EMPLOYEE STOCK PURCHASE PLAN

     Employee withholdings during 1998 were approximately $82,000 and were used to purchase 12,773 shares which were issued January 1999. Withholdings during 1997 were approximately $94,000. During January 1998, these withholdings were used to purchase 13,530 shares.

     Compensation cost for the SFAS No. 123 pro forma amounts was estimated using a binomial option-pricing model with certain assumptions similar to those used for the stock option plan. The weighted-average fair value of those purchase rights granted in 1998 and 1997 was $2.07 and $1.65 per share, respectively.

     STOCK GRANT PLAN

     During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Company's Board of Directors. During 1998 and 1997, those members received grants for 1,500 and 1,200 common shares, respectively. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

     In connection with the executive employment agreements described in
     Note 12, the Compensation Committee granted stock bonuses of 25,000 shares to each of the Company's two senior officers. The grants are subject to a vesting schedule whereby one-half of the shares were vested during 1997 and 1998. The remaining shares are scheduled to vest in equal amounts during 1999 and 2000. Additionally, the Company is liable for income and payroll taxes attributable to the stock bonuses.

     The grants are subject to forfeiture provisions related to fulfillment of various terms of the employment agreements. Accordingly, the Company is amortizing the cost of the stock bonuses over the four-year term of the employment agreements. For 1998, the value of the vested stock bonuses, and the related income and payroll taxes, totaled approximately $559,000. At December 31, 1998, the unamortized portion of this cost was approximately $489,000, and was included in Prepaid Expenses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     NONRELATED PARTY LEASES

     The Company leases certain facilities under long-term operating leases, including a new office and manufacturing facility which the Company occupied November 1997. Minimum future annual lease payments over the next five years are as follows:


                1999              $   639,277
                2000                  643,261
                2001                  647,383
                2002                  651,637
                2003                  656,029
                                  -----------

                                  $ 3,237,587
                                  ===========


     Rent expense on these leases was $639,101 and $175,049 for 1998 and 1997, respectively.

     RELATED PARTY LEASES

     Certain facilities are leased under long-term operating leases from the Company's chairman and a partnership in which he is a partner. Minimum future annual lease payments over the next five years are as follows:


                1999                $ 168,957
                2000                  168,957
                2001                  168,957
                2002                  159,565
                2003                  129,615
                                    ---------

                                    $ 796,051
                                    =========


     Rent expense on these leases was $127,287 for 1998 and $118,953 for 1997.

     Contingencies

     The Company is contingently liable for guarantees of indebtedness owed by senior officers to a former officer referred to in Note 10. The amount of this contingent liability at December 31, 1998 was approximately $225,000.

NOTE 10 - AGREEMENTS WITH FORMER OFFICERS

     The Company is party to agreements with two of its former officers. Among other items, both agreements provided for a severance package, a consulting agreement, and a covenant not to compete against the Company.

     The first agreement was dated in 1992. Amounts payable under the severance provision of this agreement were expensed by the Company when those amounts became due. As of December 31, 1998, these amounts were paid in full.

     The second agreement was dated November 1996 and was entered into in connection with the employment agreements described in Note 12. The Company capitalized $99,581 as the cost of the covenant not to compete, which represented the total amount of severance pay due the former officer. The covenant is being amortized using the straight-line method over the three year life of the covenant.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Certain amounts required to be paid to a former officer as part of her severance agreement were rent on properties owned by the former officer. These payments totaled $8,595 for 1998 and $25,290 for 1997.

     As described in Note 9, the Company leases certain facilities from the Company's chairman and a partnership in which he is a partner.

NOTE 12 - EMPLOYMENT AGREEMENTS

     Effective June 1, 1997, the Company entered into new four-year employment agreements with its two senior officers which provide for
     (i) automatic annual renewals of their full terms, (ii) minimum annual base salaries during the officers' employment with the Company, and (iii) severance pay after employment. Severance pay will be equal to the greater of the senior officer's annual base salary multiplied by the remaining term of the agreement or 2.99 times the senior officer's average annual compensation over the last five years in the event of involuntary termination of employment by the Company. In the case of voluntary retirement, the senior officer will be entitled to (i) one-half of his annual base salary as severance pay, (ii) be engaged as a consultant for a period of up to five years for a fee equal to 50 percent of his annual base salary, and (iii) a retirement benefit of 25 percent of his annual base salary. Each of the agreements provide for a bonus of 25,000 shares of the Company's stock, 50 percent of which was vested on June 1, 1997 and April 6, 1998 with the remaining 50 percent vesting 25 percent on each of April 15, 1999 and April 15, 2000 if the senior officer achieves performance goals set by the Compensation Committee. All unvested stock bonuses and options and stock appreciation rights previously granted to the senior officers will fully vest in the event of a change of control of the Company or an involuntary termination. In addition, the officers have agreed they will not compete against the Company for a period of one year after termination or expiration of their respective employment agreements, or the period covered by any severance allowance, consulting arrangement or retirement benefit, whichever is greater. The Company's Board of Directors has determined that amounts payable to the officers under the severance pay provisions of the agreements is adequate consideration for the officers' covenants not to compete.

     As described in Note 10, another senior officer retired during November of 1996. The Company and the retiring officer entered into a consulting and severance agreement providing for nine months salary payable over the first year of a three year consulting relationship in lieu of the benefits provided by the senior officer's employment agreement.

NOTE 13 - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's products are sold to original equipment manufacturers of communications equipment, either in the military or commercial marketplace. In 1998 and 1997, the Company two largest customers accounted for approximately 27 percent and 24 percent, respectively, of total sales. For 1998, sales to these two customers totaled approximately $2.9 million and $1.9 million, respectively. The accounts receivable at December 31, 1998 for these same two customers was approximately $814,000 and $159,000, respectively. Approximately 43 percent of the Company's 1998 sales were to foreign customers. The Company performs credit evaluations of its customers but generally does not require collateral. Receivables due from foreign customers are generally insured with the Untied States Export-Import Bank. Otherwise, letters of credit are required of foreign customers.

     At times, cash balances in operating checking accounts may exceed federally insured limits. At December 31, 1998, the Company had $6,504,722 invested in a mutual fund and a $151,274 gold bullion investment. The mutual fund invests in United States government securities and is not otherwise federally insured. The gold bullion investment is held in street name by a national broker and is not federally insured.

     Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet, is required by SFAS No. 107. The carrying amounts of cash and cash equivalents and gold bullion approximate fair value.

     The Company estimates the fair value of short- and long-term debt using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements. The carrying amounts of the Company's short-and long-term debt at December 31, 1998 approximate their fair values. The fair value of contingent liabilities is based on the amounts of the underlying instruments, which approximates the amounts disclosed in Note 9.

NOTE 14 - RETIREMENT PLANS

     During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's stock, are determined by the Board of Directors at its sole discretion. During 1998 and 1997, the Company contributed cash of $4,027 and $17,803, respectively, to the plan.

     During 1998, the Company adopted a 401(k) plan to which employees may contribute up to 15 percent of their pay. Although the Company may make matching contributions to the plan, none were made for 1998.

NOTE 15 - RECONCILIATION OF NET INCOME TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES

     The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 1998 and 1997 is as follows:

                                                   December 31,
                                                   ------------
                                               1998            1997
                                               ----            ----

     Net Income                          $ 2,696,570        $ 2,034,849
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
          Depreciation of property
            and equipment                 1,130,761             716,278
          Amortization of other assets      108,903              57,200
          Deferred income taxes           1,661,800           1,360,300
          Amortization of covenant
            not to compete                   33,192              33,192
          Changes in assets and liabilities:
            Decrease (increase) in
              accounts receivable           756,009          (2,428,694)
            (Increase) decrease in
              inventories                (1,064,144)            761,086
            (Increase) decrease in
               prepaid expenses and
               other current assets         (46,646)            102,858
            (Increase) in patents and
               other assets              (1,230,066)         (1,107,414)
            Increase in accounts payable    296,256             351,065
            Increase in accrued expenses     55,648              43,780
            (Decrease) in due to
               related party                      -             (77,774)
                                       ------------         -----------

            Total adjustments             1,701,713            (188,123)
                                       ------------         -----------

     Net cash provided by
       operating activities            $  4,398,283         $ 1,846,726
                                       ============         ===========

NOTE 16 - CHINA JOINT VENTURE

     During 1996, the Company entered into a joint venture agreement with Chen-Hui Company, a governmental corporation of the People's Republic of China. The original agreement provided for the creation of a manufacturing company to be owned 51 percent by the Company and 49 percent by Chen-Hui. During December 1998, the agreement was amended to provide for a sales and distribution arrangement whereby the products to be marketed will be manufactured by the Company at its domestic facilities. Also, during December 1998, the Company received patent protection from the Chinese government for its products.

     As described in Note 3, costs associated with the joint venture agreement are included in Other Assets at December 31, 1998 and 1997. With patent protection being received, the Company reclassified these costs as patent costs effective January 1999.

NOTE 17 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 129, Disclosure of Information about Capital (SFAS No. 129). In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company has no items of comprehensive income as defined by SFAS No. 130. Also, the Company operates in only one segment as defined by SFAS No. 131. Accordingly, adoption of these statements during 1998 had no impact on the Company's financial position, results of operations, or cash flows.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities by requiring that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income. SAFS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement is expected to have no impact on the Company, as it does not currently hold any derivative instruments or engage in hedging activities.

     In March 1998, the Accounting Standards Executive Committee released Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1). SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

NOTE 18 - YEAR 2000 ISSUES (UNAUDITED)

     The Company has given serious attention to the potential problems that could arise from the rollover of computer clocks with two-digit fields when the year 2000 arrives. The Company is assessing the effects on both its IT (information technology) and non-IT systems. This assessment was substantially complete as of December 31, 1998, except for its survey of suppliers, for which the Company has had a 52 percent response rate. The Company expects to have all assessment, remediation, and testing completed by the end of August 1999.

     During recent years, the Company has automated much of its manufacturing processes with investments in new machinery and equipment. Accordingly, computers and software purchased for this purpose incorporated Year 2000 compliant technology. As a result, specific costs incurred through December 31, 1998 regarding Year 2000 issues have not been material. The Company anticipates the future, separately identifiable costs will be less than $50,000.

     The Company has also initiated a licensing audit project to ensure that all software utilized by the Company is properly licensed by the software provider to be Year 2000 compliant. Also, the Company has prohibited the purchase of any new hardware without empirical proof that such hardware is Year 2000 compliant.

     The Company believes that it has multiple sources for the vast majority of the raw materials and services that it presently procures from vendors or third-party contractors. As described above, the Company is in the process of surveying those vendors and contractors regarding their compliance with Year 2000 issues.

     With respect to the Company's customer base, most are large, multi-national customers who are expected to be in timely compliance with Year 2000 issues.

The Company will have manual backup systems in place to minimize the impact of any unanticipated Year 2000 problems. In addition, data being currently generated and collected in those systems is being continuously archived as a part of the Company's existing business practices.


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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

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

               4.6 Form of Convertible Subordinated Debenture issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.6 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

               4.7 Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

               4.8 Form of Warrant to Purchase Common Stock issued to Neidiger, Tucker, Bruner, Inc. under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.8 to Registrant's Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference

               10.1 Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference

               10.2 Executive Employment Agreement with David G. Sherman, dated effective June 1, 1997, filed as Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference

               10.3 Executive Employment Agreement with Alwin E. Branson, dated November 12, 1992, filed as Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-
               D) and incorporated herein by reference

               10.4 Tandem Stock Option and Stock Appreciation Rights Plan, effective as of June 19, 1998 filed as Exhibit 10.7 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

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

               10.8 Consulting Agreement between Carolyn Y. Kiser and the Company, dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

               10.9 Settlement Agreement between the Company, Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

               10.10 Warrant Agreement with American Securities Transfer, Inc., filed as Exhibit 10.19 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference

               10.11 Consulting Agreement between the Company and Neidiger/Tucker/Bruner, Inc. dated April 26, 1994, filed as
               Exhibit 10.23 to the Registrant's Form SB-2 Registration Statement (No. 33-74704-D and incorporated herein by reference

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

               10.14 Stock Grant Plan effective as of June 19, 1998 filed as Exhibit 10.8 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference

               10.15 Lease Agreement dated July 14, 1995 between the Company and Joseph H. and Nora L. Kiser, as amended September 1, 1995, for the facility located at 15556 East 17th Avenue, Denver, Colorado filed as Exhibit 10.21 to the Registrant's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

               10.16 Term Loan and Credit Agreement between the Company and Norwest Bank Colorado, National Association, dated May 17, 1996 filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference.

               10.17 Lease Agreement dated March 12, 1997 between the Company and Five K Investments for the facility located at 11900 E. 49th Avenue, Denver, Colorado filed as Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

               10.18 Business Loan Agreement between the Company and Bank One, Colorado, N.A., dated August 13, 1997 with a maturity date of August 13, 1998 filed as Exhibit 10.18 to the Registrant's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference.

               10.19 Business Loan Agreement between the Company and Bank One, Colorado, N.A., dated August 13, 1997 with a maturity date of February 13, 2001 filed as Exhibit 10.19 to the Registrant's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference.

               10.20 Letter Agreement between the Company and Norwest Bank, Colorado N.A., dated April 30, 1998 and filed as
               Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended June 30, 1998 and incorporated herein by reference.

               10.21 Amendment to Business Loan Agreement between the Company and Bank One, Colorado N.A., dated effective August 21, 1998 and filed as Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.22 Amendment to Business Loan Agreement between the Company and Bank One, Colorado N.A., dated effective August 13, 1998 and filed as Exhibit 10.4 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.23 Second Amendment to Lease Agreement dated July 14, 1995 between the Company and Joseph H. Kiser and Nora
               L. Kiser for the facility located at 15556 East 17th Avenue, Denver, Colorado, as amended September 31, 1995 and July 31, 1998 and filed as Exhibit 10.5 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.24 Third Amendment to Lease Agreement dated January 1, 1987 between the Company and J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 and filed as Exhibit 10.6 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.25 Employment Agreement with Daniel J. Wilmot dated January 1, 1998 and filed as Exhibit 10.9 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.26 Employment Agreement with Derek L. Bailey dated January 1, 1998 and filed as Exhibit 10.10 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.27 Employment Agreement with Jon L. Clark dated January 1, 1998 and filed as Exhibit 10.11 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

               10.28 Employee Stock Purchase Plan effective as of December 31, 1998 filed herewith.

               23   Consent of Haugen, Springer & Co. to the incorporation
               by reference of their financial statements in the Registrant's Form S-8 Registration Statements (No. 33-88666), (No. 33-81045) and (No. 333-45137) and the
               Registrant's Form S-3 Registration Statement (No. 333-
               25173).

               27   Financial Data Schedule

REPORTS ON FORM 8-K

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VARI-L COMPANY, INC.


                                        By:/s/David G. Sherman
                                             David G. Sherman,
                                             President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Joseph H. Kiser                           Date:  March 15, 1999
Joseph H. Kiser, Chairman of the Board,
Chief Scientific Officer
and Director


/s/David G. Sherman                          Date:  March 15, 1999
David G. Sherman, President,
Chief Executive Officer, Principal
Executive Officer, and Director


/s/Jon L. Clark                              Date:  March 15, 1999
Jon L. Clark, Vice President of Finance,
Chief Financial Officer and
Principal Accounting and Financial Officer


/s/Sarah L. Booher                           Date:  March 15, 1999
Sarah L. Booher, Director


/s/David A. Lisowski                         Date:  March 15, 1999
David A. Lisowski, Director


/s/Anthony B. Petrelli                       Date:  March 15, 1999
Anthony B. Petrelli, Director


                               EXHIBIT INDEX

No.    Description                       Method of Filing
---    -----------                       ----------------

10      Employee Stock Purchase Plan
        effective as of December 31,
        1998
                                           Filed herewith electronically

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