Form 10QSB
period 1999-03-31
VARI L CO INC
filed 1999-05-17
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                              Commission File No. 0-23866
March 31, 1999

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

                             Yes  X         No


     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999:

   Class of Securities                      Outstanding Securities
   -------------------                      ----------------------
     $0.01 par value                           5,498,858 shares
      Common shares

Item 1.  Financial Statements
-----------------------------

                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                   MARCH 31, 1999 AND DECEMBER 31, 1998
                              (000's Omitted)


                                                    3/31/99      12/31/98
ASSETS                                            (Unaudited)   (Audited)
------                                             ----------    --------
Current Assets:
  Cash and cash equivalents                         $  5,644     $  6,515
  Trade receivables, less $23
    allowance for doubtful accounts                    3,799        4,417
  Inventories                                          7,860        7,901
  Prepaid expenses and other                           2,146        1,235
                                                    --------     --------
        Total Current Assets                          19,449       20,068
                                                    --------     --------

Property and Equipment:
  Machinery and equipment                             23,512       22,299
  Furniture and fixtures                               1,521        1,499
  Leasehold improvements                               8,030        7,797
                                                    --------     --------
                                                      33,063       31,595
  Less accumulated depreciation
    and amortization                                 (4,821)      (4,444)
                                                    --------     --------
        Net Property and Equipment                    28,242       27,151
                                                    --------     --------

Other Assets:
  Long-term inventories                                  475          475
  Covenant not to compete                                 25           33
  Patents, net of accumulated
    amortization of $180 and $141                      1,576        1,173
  Other                                                1,507        1,771
                                                    --------     --------
        Total Other Assets                             3,583        3,452
                                                    --------     --------

TOTAL ASSETS                                        $ 51,274     $ 50,671
------------                                        ========     ========

                                                               (Continued)

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                   MARCH 31, 1999 AND DECEMBER 31, 1998
                              (000's Omitted)


                                                    3/31/99      12/31/98
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)   (Audited)
------------------------------------              -----------   ---------
Current Liabilities:
  Current installments of
    long-term debt                                  $    931     $    832
  Financed insurance premiums                             81           22
  Trade accounts payable                               1,527        2,147
  Accrued expenses and other                             267          684
  Income taxes payable                                   465            0
                                                    --------     --------
        Total Current Liabilities                      3,271        3,685
Bank line of credit                                    4,406        4,756
Long-term debt                                         6,275        5,901
Deferred income taxes                                  3,904        3,904
                                                    --------     --------
        Total Liabilities                             17,856       18,246
                                                    --------     --------

Stockholders' Equity:
  Common stock, $.01 par value,
    50,000 shares authorized;
    5,499 and 5,464 shares
    outstanding, respectively                             55           54
  Paid-in capital                                     22,341       22,103
  Retained earnings                                   11,040       10,286
    Less:
    Loans for purchase of stock                         (18)         (18)
                                                    --------     --------
        Total Stockholders' Equity                    33,418       32,425
                                                    --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $ 51,274     $ 50,671
----------------------                              ========     ========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                     FOR THE THREE MONTH PERIODS ENDED
                    MARCH 31, 1999 AND  MARCH 31, 1998
                 (000's Omitted,except for share amounts)



                                                 Three Months  Three Months
                                                    Ended         Ended
                                                   3/31/99       3/31/98
                                                 (Unaudited)   (Unaudited)
                                                 ------------  ------------

Net sales                                          $  5,313      $  4,045

Cost of products sold                                 2,366         1,843
                                                   --------      --------
Gross profit                                          2,947         2,202
                                                   --------      --------

Other costs and expenses:
  General and administrative                            477           471
  Engineering                                           334           265
  Selling                                               618           476
  Interest expense                                      243            74
  Interest income                                      (68)          (76)
  Profit sharing plan contribution                      108             0
  Other                                                  16            26
                                                   --------      --------
                                                      1,728         1,236
                                                   --------      --------

Income before taxes                                   1,219           966

Income taxes                                            465           386
                                                   --------      --------

NET INCOME                                         $    754      $    580
----------                                         ========      ========


Basic earnings per share                           $   0.14      $   0.11
                                                   ========      ========

Basic weighted average shares outstanding             5,488         5,290
                                                   ========      ========

Diluted earnings per share                         $   0.14      $   0.11
                                                   ========      ========

Diluted weighted average shares outstanding           5,580         5,370
                                                   ========      ========


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTH PERIODS ENDED
                    MARCH 31, 1999 AND  MARCH 31, 1998
                              (000's Omitted)


                                                 Three Months  Three Months
                                                    Ended         Ended
                                                   3/31/99       3/31/98
                                                 (Unaudited)   (Unaudited)
                                                 ------------  ------------

Net cash provided by operating
  activities (Note 7)                              $    352      $    408
                                                   --------      --------
Cash flows from investing activities:
  Purchases of property and equipment               (1,468)       (2,243)
                                                   --------      --------
      Net cash used in investing
        activities                                  (1,468)       (2,243)
                                                   --------      --------

Cash flows from financing activities:
  Increases in long-term debt                           733           534
  Repayments of long-term debt                        (260)         (151)
  Borrowings under bank line of credit                  900         1,735
  Repayments under bank line of credit              (1,250)         (850)
  Net borrowings (repayments) for
    insurance financing activities                       59           (8)
  Treasury stock purchase                              (22)             0
  Net proceeds from stock issuances                      85           410
                                                   --------      --------
      Net cash provided by
        financing activities                            245         1,670
                                                   --------      --------

      Net (decrease) in cash                          (871)         (165)

Beginning cash                                        6,515         5,971
                                                   --------      --------

ENDING CASH                                        $  5,644      $  5,806
-----------                                        ========      ========

Supplemental disclosure of cash flows
  information:

  Cash paid for interest                           $    275      $    181
                                                   ========      ========

  Cash paid for income taxes                       $      0      $      0
                                                   ========      ========


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

NOTE 1 - FINANCIAL PRESENTATION
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto.

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations, and its cash flows for the three months ended March 31, 1999 and March 31, 1998. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
Inventories consist of the following:


                                                   (000's Omitted)
                                                ---------------------
                                                  3/31/99    12/31/98
                                                (Unaudited) (Audited)
                                                ----------- ---------

     Finished goods                               $  2,124   $  2,174
     Work in process                                 3,368      3,365
     Raw materials                                   2,217      2,211
     Gold bullion                                      151        151
                                                  --------   --------
                                                  $  7,860   $  7,901
                                                  ========   ========
     Long-term inventories                        $    475   $    475
                                                  ========   ========


NOTE 3 - INCOME TAXES
Income tax expense reflects effective tax rates of 38.13% for 1999 and 40% for 1998.

NOTE 4 - CREDIT FACILITY
The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

The line of credit provides for borrowings of up to $5.0 million.
Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2000. At March 31, 1999, the outstanding balance due under the line of credit was approximately $4.4 million.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and obtained fixed rate protection by executing an interest rate swap which results in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $64,000 are required. At March 31, 1999, the balance due under the term loan was approximately $3.9 million.

The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1999. As of March 31, 1999, the balance of the advances under the revolving loan that had been converted to term notes totaled approximately $3.2 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.108% to 7.72% and monthly principal and interest payments totalling $47,812 are required.
                                                                 Continued




                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - SECURITIES PURCHASE AGREEMENT
On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. As provided for in the agreement, all of the debentures plus accrued interest were
converted into common stock during 1997.   As of March 31, 1999, 85,000 of
the warrants had been exercised and 665,000 warrants were still outstanding.

NOTE 6 - STOCK COMPENSATION PLANS
The Company has three stock-based compensations plans: a stock option plan, an employee stock purchase plan and a stock grant plan.

Stock Option Plan
-----------------
The Company has reserved 3,000,000 shares of its common stock for issuance upon exercise of rights and options under the stock option plan. Typically, rights and options have been granted, subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management are fully vested upon issuance.

In the three months ended March 31, 1999, the Company granted 207,000 options pursuant to the plan. No options were exercised in the quarter.

Employee Stock Purchase Plan
----------------------------
Under the Company's employee stock purchase plan, eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair value of the stock on specified dates. A total of 800,000 shares were reserved under the plan and the maximum number of shares to be issued is 200,000 per year. For the plan year 1998, a total of 12,851 shares were issued in January 1999 at $6.43 per share.

Stock Grant Plan
----------------
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Company's Board of Directors. During the first quarter of 1999, those members received grants for 450 shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

In connection with certain executive employment agreements, the Compensation Committee granted stock bonuses of 25,000 shares to each of the Company's two senior officers. The grants are subject to a vesting schedule whereby one-half of the shares were vested during 1997 and 1998. Shares are granted only as earned pursuant to the vesting schedule in the employment agreement. 6,250 shares vested in March 1999, and the remaining shares are scheduled to vest in 2000. Additionally, the Company is liable for income and payroll taxes attributable to the stock bonuses. The grants are subject to forfeiture provisions related to fulfillment of various terms of the employment agreements. Accordingly, the Company is amortizing the cost of the stock bonuses over the term of the employment agreements. As of March 31, 1999, the value of the vested stock bonuses, and the related income and payroll taxes, totaled approximately $698,000 and the unamortized, prepaid expense portion of this cost was approximately $317,000.
                                                                 Continued




                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 7 - RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
The reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 1999 and March 31, 1998 is as follows:


                                                      (000's Omitted)
                                                 --------------------------
                                                  3/31/99         12/31/98
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Net Income                                        $    754        $    580
                                                  --------        --------
Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization                      377             240
    Amortization of covenant
      not to compete                                     8               8
    Stock contribution to profit sharing plan          101               0
    Changes in assets and liabilities:
      Decrease in accounts receivable                  618             115
      Decrease (increase) in inventories                41           (460)
      (Increase) in prepaid expenses
        and other                                    (836)           (370)
      (Increase) in patents and
        other assets                                 (139)            (40)
      Increase (decrease) in accounts
        payable                                      (620)              86
      (Decrease) in accrued expenses                 (417)           (137)
      Increase in income taxes payable                 465             386
                                                  --------        --------
      Total adjustments                              (402)           (172)
                                                  --------        --------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                            $    352        $    408
                                                  ========        ========

                                                                 Continued




                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 8 - EARNINGS PER SHARE
The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per shares:


                                            (000's Omitted)
                                        ------------------------
For the quarter ended March 31, 1998       Income       Shares   Per Share
------------------------------------    (Numerator) (Denominator)  Amount
                                         ----------  ------------ --------

   Basic earnings per share                $ 580         5,290      $0.11
   Effect of dilutive stock options            0            80
                                           -----         -----
   Diluted earnings per share              $ 580         5,370      $0.11
                                           =====         =====



                                            (000's Omitted)
                                        ------------------------
For the quarter ended March 31, 1998       Income       Shares   Per Share
------------------------------------    (Numerator) (Denominator)  Amount
                                         ----------  ------------ --------

   Basic earnings per share                $ 754         5,488      $0.14
   Effect of dilutive stock options            0            92
                                           -----         -----
   Diluted earnings per share              $ 754         5,580      $0.14
                                           =====         =====


At March 31, 1999, the Company had 5,498,858 common shares outstanding. During the three months ended March 31, 1999, the Company issued 34,724 shares. For purposes of computing earnings per share, the shares issued during the period were weighted for the period of time they were outstanding.




RESULTS OF OPERATIONS

Three months ended
------------------
March 31, 1999 and March 31, 1998
----------------------------------

Total Revenues
--------------

Sales revenue increased approximately $1.3 million (31%) in the three months ended March 31, 1999 as compared with the three months ended March 31, 1998, from $4.0 million to $5.3 million The strong increase in sales reflects continuing demand for products in both the commercial and military/aerospace markets, including the initial shipments against an 840,000 unit order for VCOs to be used in subscriber devices.

The Company has seven major product lines:
1. Signal Processing components for industrial, military and aerospace (Military/Aerospace Signal Processing, or MSP).
2. Signal Source components, primarily wide-band VCOs, for industrial, military and aerospace (Military/Aerospace Signal Source, or MSS).
3. Special Assemblies that combine MSP and MSS components (Military/Aerospace Special Assemblies, or MSA).
4. Commercial Signal Source components including PLLs and narrow-band VCOs (Commercial Signal Source, or CSS).
5. Commercial Signal Processing components, including optoelectronic components and subassemblies used in magnetic and fiberoptic products for CATV applications (Commercial Signal Processing, or CSP).
6. Subscriber product components used in hand-held telephone sets, pagers and other consumer-oriented products (Subscriber Signal Source, or SSS).
7.   Commercial Special Assemblies (CSA).

In the first three months of 1999, the composition of sales revenue was 6% MSP, 7% MSS, less than 1% MSA, 68% CSS, 7% CSP, 12% SSS and less than 1% CSA. In the first three months of 1998, the composition of sales revenue was 10% MSP, 31% MSS, 1% MSA, 54% CSS, 4 % CSP, 0% SSS and 0% CSA.


                            Cost of Goods Sold
                            ------------------

Cost of goods sold, as a percent of sales revenue, was 45% and 46% in the
three months ended March 31, 1999 and 1998, respectively.   The
improvement in these ratios for the period ended March 31, 1999 resulted from the Company's continuing efforts to make additional efficiencies in its processes and the installation of additional automated production facilities.

                      Selling and Engineering Expense
                      -------------------------------

Selling expenses increased approximately $142,000, or 30%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, primarily reflecting commissions on approximately $1.3 million
in increased sales in the quarter.   The Company continues to actively
advertise and travel to promote its product lines.

Engineering expenses increased approximately $69,000, or 26%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. These increases reflect ongoing improvements to the engineering department, including increased engineering staff and related equipment costs and expenses, to support new product development and expansion of existing product lines.

               General and Administrative and Other Expenses
               ---------------------------------------------

General and administrative expenses increased approximately $6,000, or 1%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

Other expenses decreased approximately $10,000 in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

                        Interest Income and Expense
                        ---------------------------

The Company manages its credit facility and money fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities money fund purchased with proceeds from the March 1997 convertible debenture and warrant offering. Interest income decreased approximately $8,000, or 10%, to approximately $68,000, in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 This decrease reflects usage of these funds during the interim period for expansion of production facilities.

Interest expense increased approximately $169,000 (228%) for the three months ended March 31, 1999 as compared with the three months ended March
31, 1998.   The increase in the quarter is attributable to interest on increased borrowings during the year to support facilities improvements and equipment for expanded and improved production facilities. In addition, the first quarter of 1998 included an interest accrual adjustment which was not applicable to 1999.

                       Depreciation and Amortization
                       -----------------------------

Depreciation and amortization increased approximately $137,000 (57%) for the three months ended March 31, 1999 as compared with the three months ended March 31, 1998. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.

FINANCIAL CONDITION

                                 Liquidity
                                 ---------

At March 31, 1999, the Company's working capital was $16.2 million compared to $16.4 million at December 31, 1998. The Company's current ratio was 5.9 to 1 as of March 31, 1999 and 5.4 to 1 at December 31, 1998.

                             Capital Resources
                             -----------------

The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

The line of credit provides for borrowings of up to $5.0 million.
Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2000. At March 31, 1999, the outstanding balance due under the line of credit was approximately $4.4 million.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and to receive fixed rate protection by executing an interest rate swap which results in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $64,000 are required. At March 31, 1999, the balance due under the term loan was approximately $3.9 million.

The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan matures on August 13, 1999. As of March 31, 1999, the balance of the advances under the revolving loan that had been converted to term notes totaled approximately $3.2 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.108% to 7.72% and monthly principal and interest pay-ments totaling $47,812 are required.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled approximately $81,000 as of March 31, 1999 and are paid in monthly installments of $11,581 with interest at 6.21%.

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997. During April 1998, 85,000
warrants were exercised.   665,000 warrants remained outstanding as of
March 31, 1999.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

                                  Backlog
                                  -------

Total backlog of unfilled firm customer orders ("backlog") at March 31, 1999 was $16.8 million compared with $16.5 million at March 31, 1998. Backlog at December 31, 1998 was $18.1 million.

                             Year 2000 Issues
                             ----------------

The Company has given serious attention to the potential problems that could arise from the rollover of computer clocks with two-digit year fields when the year 2000 arrives. Assessment of the affect on both IT (information technology) and non-IT issues is progressing rapidly. IT assessment is substantially complete. Non IT assessment is also substantially complete except for suppliers, for which we have had a 52% response rate to date. The Company currently expects to have all assessment, remediation and testing completed by the end of August 1999.

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

To date, the costs that the Company has incurred which are specific to the assessment and remediation of Year 2000 issues have not been material. No special expenditures have been required in the area of software or hardware. Some legal fees and educational expenses have been incurred to heighten awareness and to help organize business activities to incorporate assessment and remediation and the MIS staff was increased to perform and manage compliance. For the most part, however, Year 2000 issues have been incorporated into other management routines, thereby minimizing extraordinary costs. It is presently anticipated that future, separately identifiable costs of assessment and remediation will also be nominal, and it is very likely that such costs will be less than $50,000 in 1999.

In order to minimize the impact of any unanticipated Year 2000 "non-readiness" problems, the Company plans to have manual backup systems in place to forestall any interruption of operations resulting from the failure of automated systems. In addition, the data generated and collected in those systems is continuously being archived as a part of the Company's existing business practices.

The Company does not foresee any serious Year 2000 problems occurring with its vendors or customers. While it is not possible to predict what kinds of minor Year 2000 issues might arise that have not been addressed as a priority by the Company, or by some other company with which the Company does business, the Company believes that it has multiple sources for the vast majority of the raw materials and services that it presently procures from vendors or third-party contractors. Unless a major problem of a national or global scope occurs, the Company believes it will be able to maintain sufficient inventory levels to continue production while it seeks to rectify any smaller problems that may arise. The Company is continuing to follow up on Year 2000 compliance with those suppliers who have not yet responded, as well as those who have indicated that their Year 2000 compliance is not yet complete.

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

                        Forward looking statements
                        --------------------------

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

Item 2    Changes in Securities
          ---------------------
          None

Item 3    Defaults Upon Senior Securities
          -------------------------------
          None

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5    Other Information
          -----------------
          None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               Exhibit 27     Financial Data Schedule

          (b)  Reports on Form 8-K
               None




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VARI-L COMPANY, INC.



Date:     May 14, 1999                  By:  /s/ Jon L. Clark
     ------------------------                ----------------------------
                                             Jon L. Clark, V.P. Finance
                                             and Principal Financial
                                             Officer

                               EXHIBIT INDEX


No.       Description                   Method of Filing
---       -----------                   ----------------

27        Financial Data Schedule       Filed herewith electronically