Form 10QSB
period 1999-06-30
VARI L CO INC
filed 1999-08-16
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                              Commission File No. 0-23866
June 30, 1999

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

                     Yes -----X-----      No----------


     The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:

     Class of Securities                   Outstanding Securities
     -------------------                   ----------------------
       $0.01 par value                       5,517,308  shares
        Common shares









                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                    JUNE 30, 1999 AND DECEMBER 31, 1998
                              (000's Omitted)

                                                     6/30/99     12/31/98
Assets                                             (Unaudited)  (Audited)
------                                              ----------  ---------
Current Assets:
  Cash and cash equivalents                          $  4,118    $  6,515
  Trade receivables, less $23
    allowance for doubtful accounts                     4,236       4,417
  Inventories                                           8,780       7,901
  Prepaid expenses and other                            2,096       1,235
                                                     --------    --------
        Total Current Assets                           19,230      20,068
                                                     --------    --------

Property and Equipment:
  Machinery and equipment                              25,259      22,299
  Furniture and fixtures                                1,656       1,499
  Leasehold improvements                                8,248       7,797
                                                     --------    --------
                                                       35,163      31,595
  Less accumulated depreciation
    and amortization                                  (5,241)     (4,444)
                                                     --------    --------
        Net Property and Equipment                     29,922      27,151
                                                     --------    --------

Other Assets:
  Long-term inventories                                   475         475
  Covenant not to compete                                  17          33
  Patents, net of accumulated
    amortization of $192 and $141                       1,811       1,173
  ISO registration costs and other,
    net of accumulated amortization
    of $85 and $57                                      1,608       1,771
                                                     --------    --------
        Total Other Assets                              3,911       3,452
                                                     --------    --------

TOTAL ASSETS                                         $ 53,063    $ 50,671
                                                     ========    ========

                                                               (Continued)
              See Accompanying Notes to Financial Statements.





                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                    JUNE 30, 1999 AND DECEMBER 31, 1998
                              (000's Omitted)

                                                     6/30/99     12/31/98
Liabilities and Stockholders' Equity               (Unaudited)  (Audited)
------------------------------------                ----------  ---------
Current Liabilities:
  Current installments of long-term debt             $    993    $    832
  Financed insurance premiums                              32          22
  Trade accounts payable                                2,290       2,147
  Accrued expenses                                        452         684
  Income taxes payable                                    925           0
                                                     --------    --------
        Total Current Liabilities                       4,692       3,685
Bank line of credit                                     3,861       4,756
Long-term debt                                          6,327       5,901
Deferred income taxes                                   3,904       3,904
                                                     --------    --------
        Total Liabilities                              18,784      18,246
                                                     --------    --------

Stockholders' Equity:
  Common stock, $.01 par value,
    50,000 shares authorized;
    5,517 and 5,464 shares
    outstanding, respectively                              55          54
  Paid-in capital                                      22,455      22,103
  Retained earnings                                    11,787      10,286
  Less loans for purchase of stock                       (18)        (18)
                                                     --------    --------
        Total Stockholders' Equity                     34,279      32,425
                                                     --------    --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $ 53,063    $ 50,671
                                                     ========    ========

              See Accompanying Notes to Financial Statements.








                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                    FOR THE THREE MONTH  PERIODS ENDED
                     JUNE 30, 1999 AND  JUNE 30, 1998
                                    AND
                      FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1999 AND  JUNE 30, 1998
               (000's omitted, except for per share amounts)

                   Three Months  Three Months   Six Months    Six Months
                      Ended         Ended         Ended         Ended
                     6/30/99       6/30/98       6/30/99       6/30/98
                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                   ------------  ------------  -----------   -----------
Net sales            $  5,460      $  4,331      $ 10,773      $  8,376

Cost of products
  sold                  2,448         1,934         4,814         3,778
                     --------      --------      --------      --------

Gross profit            3,012         2,397         5,959         4,598
                     --------      --------      --------      --------

Other costs and
  expenses:
    General and
      administrative      585           498         1,062           969
    Engineering           384           282           718           547
    Selling               655           464         1,273           940
    Interest
      expense             221           131           464           206
    Interest
      income             (49)          (82)         (117)         (159)
    Profit sharing
      plan
      contribution          1             0           109             0
    Other                   8            17            24            43
                     --------      --------      --------      --------
                        1,805         1,310         3,533         2,546
                     --------      --------      --------      --------
Income before
  taxes                 1,207         1,087         2,426         2,052

Income taxes              460           435           925           821
                     --------      --------      --------      --------

NET INCOME           $    747      $    652      $  1,501      $  1,231
----------           ========      ========      ========      ========

Basic earnings
  per share          $   0.14      $   0.12      $   0.27      $   0.23
                     ========      ========      ========      ========

Basic weighted
  average shares
  outstanding           5,510         5,409         5,499         5,343
                     ========      ========      ========      ========

Diluted earnings
  per share          $   0.13      $   0.11      $   0.27      $   0.21
                     ========      ========      ========      ========

Diluted weighted
  average shares
  outstanding           5,660         6,166         5,618         5,846
                     ========      ========      ========      ========

              See Accompanying Notes to Financial Statements.






                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1999 AND  JUNE 30, 1998
                              (000's Omitted)

                                                    Six Months  Six Months
                                                      Ended       Ended
                                                     6/30/99     6/30/98
                                                   (Unaudited) (Unaudited)
                                                   ----------- -----------
Net cash provided by
  operating activities (Note 8)                      $  1,292    $  1,532
                                                     --------    --------

Cash flows from investing activities:
  Purchases of property and equipment                 (3,568)    (4,445)
--------                                             --------
        Net cash used in investing
          activities                                  (3,568)     (4,445)
                                                     --------    --------

Cash flows from financing activities:
  Increases in long-term debt                           1,064         935
  Repayments of long-term debt                          (477)       (330)
  Borrowings under bank line of credit                  1,100       2,886
  Repayments under bank line of credit                (1,995)     (1,350)
  Net proceeds under insurance financing                   10         132
  Net proceeds from warrant conversions                     0         807
  Treasury stock purchase                                (22)           0
  Net proceeds from stock issuances                       199         438
                                                     --------    --------
        Net cash (used in) provided by
          financing activities                          (121)       3,518
                                                     --------    --------

        Net (decrease) increase in cash               (2,397)         605

Beginning cash                                          6,515       5,971
                                                     --------    --------

Ending Cash                                          $  4,118    $  6,576
-----------                                          ========    ========

Supplemental disclosure of cash flows
  information:
    Cash paid for interest                           $    497    $    206
                                                     ========    ========

    Cash paid for income taxes                       $      0    $      0
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

NOTE 1 - FINANCIAL PRESENTATION
-------------------------------
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto.

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations, and its cash flows for the three-month and six-month periods ended June 30, 1999 and June 30, 1998. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
--------------------
Inventories consist of the following:

                                               (000's Omitted)
                                           -----------------------
                                             6/30/99      12/31/98
                                           (Unaudited)   (Audited)
                                           -----------   ---------
     Finished goods                          $  3,406     $  2,174
     Work in process                            2,979        3,365
     Raw materials                              2,244        2,211
     Gold bullion                                 151          151
                                             --------     --------
                                             $  8,780     $  7,901
                                             ========     ========
     Long-term inventories                   $    475     $    475
                                             ========     ========


NOTE 3 - INCOME TAXES
---------------------
Income tax expense reflects effective tax rates of 38.13% for 1999 and 40% for 1998.

NOTE 4 - CREDIT FACILITY
------------------------
The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

On May 18, 1999, the Company renegotiated its line of credit. The line now provides for borrowings of up to $6.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2001. At June 30, 1999, the outstanding balances due under the line of credit was approximately $3.9 million.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $65,000 are required. At June 30, 1999, the balance due under the term loan was approximately $3.8 million.

The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan matures on August 13, 1999. As of June 30, 1999, the balance of the advances under the revolving loan that had been converted to term notes totaled approximately $3.4 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.108% to 7.72% and monthly principal and interest payments totaling $52,890 are required.




                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SECURITIES PURCHASE AGREEMENT
--------------------------------------
On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in 4-year, 7%, subordinated, convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share, exercisable for a period of three years. All of the debentures
plus accrued interest were converted into common stock during 1997.   As
of June 30, 1999, 85,000 of the warrants had been exercised and 665,000 warrants were still outstanding.

NOTE 6 - STOCK COMPENSATION PLANS
---------------------------------
The Company has three stock-based compensations plans: a stock option plan, an employee stock purchase plan, and a stock grant plan.

Stock Option Plan
-----------------
The Company has reserved 3,270,000 shares of its common stock for issuance upon exercise of rights and options under the stock option plan. Typically, rights and options have been granted subject to a vesting schedule, vesting at the rate of 20 percent per year, becoming fully vested upon the change of control of the Company, and expiring 10 years from the date of issuance. Certain options granted to senior management are fully vested upon issuance.

In the quarter ended June 30, 1999, the Company granted 1,500 options
pursuant to the plan.   18,000 options were exercised and 5,372 options
were cancelled in the quarter.

Employee Stock Purchase Plan
----------------------------
Under the Company's employee stock purchase plan, eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair value of the stock on specified dates. A total of 800,000 shares were reserved under the plan, of which 43,136 have been issued during prior years. The remaining maximum number of shares to be issued is 189,216 per year. For the plan year 1998, a total of 12,851 shares were issued in January 1999 at $6.43 per share.

Stock Grant Plan
----------------
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to non-management members of the Company's Board of Directors. During the second quarter of 1999, those members received grants for 450 shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

In connection with certain executive employment agreements, the Compensation Committee granted stock bonuses of 25,000 shares to each of the Company's two senior officers. The grants are subject to a vesting schedule whereby one-half of the shares were vested during 1997 and 1998. Shares are granted only as earned pursuant to the vesting schedule in the employment agreements. 6,250 shares vested in March 1999 and the remaining shares are scheduled to vest in 2000. Additionally, the Company is liable for income and payroll taxes attributable to the stock bonuses. The grants are subject to forfeiture provisions related to fulfillment of various terms of the employment agreements. Accordingly, the Company is amortizing the cost of the stock bonuses over the term of the employment agreements. As of June 30, 1999, the value of the vested stock bonuses, and the related income and payroll taxes, totaled approximately $698,000 and the unamortized, prepaid portion of this cost was approximately $538,000.


                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE

The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per share:

                                          (000's Omitted)
                                     -------------------------
                                       Income        Shares    Per Share
                                    (Numerator)  (Denominator)   Amount
                                    -----------  ------------- ---------
For the quarter ended June 30, 1998
  Basic earnings per share             $   652        5,409       $0.12
  Effect of dilutive stock options
    and warrants                             0          757
                                       -------        -----
  Diluted earnings per share           $   652        6,166       $0.11
                                       =======        =====

For the quarter ended June 30, 1999
  Basic earnings per share             $   747        5,510       $0.14
  Effect of dilutive stock options
    and warrants                             0          150
                                       -------        -----
  Diluted earnings per share           $   747        5,660       $0.13
                                       =======        =====

For the six months ended June 30, 1998
  Basic earnings per share             $ 1,231        5,343       $0.23
  Effect of dilutive stock options
    and warrants                             0          503
                                       -------        -----
  Diluted earnings per share           $ 1,231        5,846       $0.21
                                       =======        =====

For the six months ended June 30, 1999
  Basic earnings per share             $ 1,501        5,499       $0.27
  Effect of dilutive stock options
    and warrants                             0          119
                                       -------        -----
  Diluted earnings per share           $ 1,501        5,618       $0.27
                                       =======        =====

At June 30, 1999, the Company had 5,517,308 common shares outstanding. During the six months ended June 30, 1999, the Company issued 57,024 shares and repurchased 3,850. For purposes of computing earnings per share, the shares issued and repurchased during the period were weighted for the period of time they were outstanding.




                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES

The reconciliation of net income to net cash provided by operating activities for the six-month periods ended June 30, 1999 and June 30, 1998 is as follows:

                                                  Six Months  Six Months
                                                    Ended       Ended
                                                   6/30/99     6/30/98
                                                 (Unaudited) (Unaudited)
                                                 ----------- -----------
Net Income                                          $ 1,501     $ 1,231
                                                    -------     -------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                       877         517
    Amortization of covenant
      not to compete                                     16          16
    Stock contribution to profit sharing plan           101           0
    Changes in assets and liabilities:
      Decrease in accounts receivable                   181         298
      Increase in inventories                         (879)       (653)
      Increase in prepaid expenses
        and other current assets                      (786)       (267)
      Increase in patents and other assets            (555)        (32)
      Increase (decrease) in accounts payable           143       (293)
      Decrease in accrued expenses                    (232)       (106)
      Increase in income taxes payable                  925         821
                                                    -------     -------
      Total adjustments                               (209)         301
                                                    -------     -------

Net cash provided by operating activities           $ 1,292     $ 1,532
-----------------------------------------           =======     =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

OVERVIEW
--------

The Company achieved record financial results in the three- and six-month periods ended June 30, 1999. In the quarter, net sales were up 26%, to $5.5 million, over the same quarter last year. Net income was up 14%, to $747,000, over the same quarter last year. Basic and diluted earnings per share were 14 cents and 13 cents per share, respectively, versus 12 cents and 11 cents per share, respectively, for the same quarter last year. For the six month period, net sales were up 29%, to $10.8 million and net income was up 22%, to $1.5 million, over the same period last year. Both basic and diluted earnings per share were 27 cents per share for the first six months of 1999, versus 23 cents and 21 cents per share, respectively, for the same period last year
The Company also achieved a record level of new firm customer orders for the three- and six-month periods ended June 30, 1999. In the quarter, bookings of new orders were up 75%, to $3.9 million, compared to $2.2 million for the same quarter in 1998. In the six-month period, bookings were up 29%, to $7.9 million, compared to $6.1 million for the same period in 1998.



RESULTS OF OPERATIONS
---------------------

Three months ended
------------------
June 30, 1999 and June 30, 1998
-------------------------------

and the Six months ended
------------------------
June 30, 1999 and June 30, 1998
-------------------------------

Total Revenues
--------------

Sales revenue increased approximately $1,129,000 (26%) in the three months ended June 30, 1999 as compared with the three months ended June 30, 1998, from $4,331,000 to $5,460,000. Sales revenue increased approximately $2,397,000 (29%) in the six months ended June 30, 1999 as compared with the six months ended June 30, 1998, from $8,376,000 to $10,773,000. The growth in sales revenue continues to reflect the Company's ongoing success in selling to the commercial infrastructure marketplace, and entry into the subscriber handset marketplace, with its narrow-band VCOs and PLLs, while maintaining its existing markets in military products.

The Company produces seven major product lines:
     1. Signal Processing components for industrial, military and aerospace (Military/Aerospace Signal Processing, or MSP).
     2. Signal Source components, primarily wide-band VCOs, for industrial, military and aerospace (Military/Aerospace Signal Source, or MSS).
     3. Special Assemblies that combine MSP and MSS components (Military/Aerospace Special Assemblies, or MSA).
     4. Commercial Signal Source components including PLLs and narrow-band VCOs (Commercial Signal Source, or CSS).
     5. Commercial Signal Processing components, including optoelectronic components and subassemblies used in magnetic and fiberoptic products for CATV applications (Commercial Signal Processing, or CSP).
     6. Subscriber product components used in hand-held telephone sets, pagers and other consumer-oriented products (Subscriber Signal Source, or SSS).
     7.   Commercial Special Assemblies (CSA).

In the first six months of 1999, the composition of sales revenue was 6% MSP, 9% MSS, less than 1% MSA, 70% CSS, 7% CSP, 6% SSS and less than 1% CSA. In the first six months of 1998, the composition of sales revenue was 11% MSP, 25% MSS, 1% MSA, 59% CSS, 4 % CSP, 0% SSS and 0% CSA.




                            Cost of Goods Sold
                            ------------------

Cost of goods sold, as a percent of sales revenues, was 45% in the three months and six months ended June 30, 1999 and 1998. Margins are anticipated to decrease as the subscriber products sales increase, because of the lower, competitive pricing of these high volume products, while earnings are expected to be stable or improve from these types of sales.

                      Selling and Engineering Expense
                      -------------------------------

Selling expenses increased approximately $191,000, or 41%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Selling expenses increased approximately $333,000, or 35%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Sales commissions, a significant component of selling expenses, increase ratably with the increase of sales revenues, which increased 26%
and 29% in the periods, respectively.   Additional increases in the
periods reflect increased travel, personnel expenses and other selling expenses.

Engineering expenses increased approximately $102,000, or 36%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Engineering expenses increased approximately $171,000, or 31%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. These increases reflect ongoing improvements to the engineering department, including costs to hire and retain exceptional personnel, and related equipment costs and expenses, to support new product development and expansion of existing product lines.


               General and Administrative and Other Expenses
               ---------------------------------------------

General and administrative expenses increased approximately $87,000, or 17%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. General and administrative expenses increased approximately $93,000, or 10%, in the six months ended June 30, 1999 as compared with the six months ended June 30, 1998. Increases to G&A primarily reflect higher management compensation, increased shareholder relations expense and other similar expenses.

Other expenses were approximately $8,000 in the three months ended June 30, 1999 and $17,000 and the three months ended June 30, 1998. Other expenses decreased approximately $19,000 (44%) in the six months ended June 30, 1999 as compared with the six months ended June 30, 1998.


                        Interest Income and Expense
                        ---------------------------

The Company manages its credit facilities and money fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities money fund purchased with proceeds from its March 1997 convertible debenture and warrant offering. Interest income decreased approximately $33,000, to approximately $49,000, in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Interest income decreased approximately $42,000, to approximately $117,000, in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. These decreases reflect the Company's use of a portion of its cash during these periods for expansion of its production facilities.

Interest expense increased approximately $90,000 (69%) for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998. Interest expense increased approximately $258,000 (125%) for the six months ended June 30, 1999 as compared with the six months ended June 30, 1998. The increases are attributable to interest on increased borrowings during the year to support facilities improvements and equipment for expanded and improved production facilities. In addition, the first quarter of 1998 included an interest accrual adjustment, which was not applicable to 1999.


                       Depreciation and Amortization
                       -----------------------------

Depreciation and amortization increased approximately $360,000 (70%) for the six months ended June 30, 1999 as compared with the six months ended June 30, 1998. The increase reflects depreciation and amortization on increased investments in property, equipment, leasehold improvements, patents and ISO registrations. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.



FINANCIAL CONDITION
-------------------

                                 Liquidity
                                ----------

At June 30, 1999, the Company's working capital was $14.5 million compared to $16.4 million at December 31, 1998. The Company's current ratio was
4.1 to 1 as of June 30, 1999 and 5.4 to 1 at December 31, 1998. The reduction in the Company's current ratio from December 31, 1998 to June 30, 1999 is primarily attributable to the consumption of cash for the expansion of the Company's production facilities and the current provision in the period for corporate income taxes, partially offset by increases in inventory and prepaid expenses.




                             Capital Resources
                             -----------------

The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

On May 18, 1999, the Company renegotiated its line of credit. The line now provides for borrowings of up to $6.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2001. At June 30, 1999, the outstanding balances due under the line of credit was approximately $3.9 million.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $65,000 are required. At June 30, 1999, the balance due under the term loan was approximately $3.8 million.

The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan matures on August 13, 1999. As of June 30, 1999, the balance of the advances under the revolving loan that had been converted to term notes totaled approximately $3.4 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.108% to 7.72% and monthly principal and interest payments totaling $52,890 are required.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled approximately $32,000 as of June 30, 1999 and are paid in monthly installments of $11,581 with interest at 6.21%.

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997. During April 1998, 85,000
warrants were exercised.   665,000 warrants remained outstanding as of
June 30, 1999.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures, it has adequate capital resources to continue its growth plans.

                                  Backlog
                                  -------

Total backlog of unfilled firm customer orders ("backlog") at June 30, 1999 was $15.2 million compared with $14.4 million at June 30, 1998. Backlog at December 31, 1998 was $18.1 million.

                             Year 2000 Issues
                             ----------------

The Company has given serious attention to the potential problems that could arise from the rollover of computer clocks with two-digit year fields when the year 2000 arrives. Assessment of the affect on both IT (information technology) and non-IT issues is progressing rapidly. IT assessment is substantially complete. Non-IT assessment is also substantially complete, including our suppliers, for which we have had an 85% response rate to date with no significant deficiencies noted. The Company currently expects to have all assessment, remediation and testing completed by the end of August 1999.

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

                        PART II--OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS
          None

ITEM 2    CHANGES IN SECURITIES
          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The Company's annual meeting of shareholders was held on June 18, 1999. At the meeting Joseph H. Kiser, David G. Sherman, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, Jae H. Shim and Derek L. Bailey were elected as directors. The shareholders also ratified the appointment of Haugen, Springer & Co. as the Company's independent public accountants for the year ending December 31, 1999 and approved of an amendment to the Company's Tandem Stock Option and Stock Appreciation Rights Plan to increase the number of shares reserved under the Plan by 270,000 shares.

               The number of votes cast for, withheld or broker nonvotes for each director nominee was as follows:

                                                                   Broker
          Nominee                             For       Withheld  Nonvotes
          -------------------              ---------    --------  --------
          Joseph H. Kiser                  4,697,660    420,735      0
          David G. Sherman                 4,700,340    418,055      0
          Sarah L. Booher                  4,683,938    434,457      0
          David A. Lisowski                4,691,908    426,487      0
          Anthony B. Petrelli              4,700,140    418,255      0
          Jae H. Shim                      4,692,650    425,745      0
          Derek L. Bailey                  4,696,915    421,480      0

               The number of votes cast for, against, abstentions and broker nonvotes for ratification of auditors was as follows:

                                                                   Broker
             For               Against         Abstain            Nonvotes
          ---------            --------        -------            --------

          5,006,593             92,726          19,076               0

               The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendment to the Company's Tandem Plan was as follows:

                                                                   Broker
             For               Against         Abstain            Nonvotes
          ---------            --------        -------            --------

          4,331,691            751,409          55,295               0

               Because the election of directors, ratification of auditors and approval of the increase in the number of shares reserved under the Tandem Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the shareholders were voted by the brokers at their discretion.

ITEM 5    OTHER INFORMATION
          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               Exhibit 10 Letter Agreement between the Company and Norwest Bank, Colorado, N.A., dated May 18, 1999
               Exhibit 27     Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VARI-L COMPANY, INC.




Date: August 16, 1999                   By:  /s/ Jon L. Clark
      --------------------------             ----------------------------
                                             Jon L. Clark, V.P. Finance
                                             and Principal Financial
                                             Officer