Form 10QSB
period 1999-09-30
VARI L CO INC
filed 1999-11-09
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  Commission File No. 0-23866
      September 30, 1999

                           VARI-L COMPANY, INC.
                           --------------------
          (Exact name of Registrant as specified in its charter.)

           Colorado                               06-0679347
   -----------------------            ----------------------------------
   (State of Incorporation)          (I.R.S. Employer identification No.)

                            4895 Peoria Street
                          Denver, Colorado  80239
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

                          Yes     X           No


     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999:

     Class of Securities                    Outstanding Securities
     -------------------                    ----------------------
       $0.01 par value                        5,795,564  shares
        Common shares










                       PART I--FINANCIAL INFORMATION
                       -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND  DECEMBER 31, 1998
                              (000's omitted)

                                                  9/30/99       12/31/98
Assets                                          (Unaudited)    (Audited)
------                                          -----------    ---------
Current Assets:
  Cash and cash equivalents                       $   5,656     $   6,515
  Trade receivables, less $23
    allowance for doubtful accounts                   5,031         4,417
  Inventories                                         8,587         7,901
  Prepaid expenses and other                          1,715         1,235
                                                  ---------     ---------
        Total Current Assets                         20,989        20,068
                                                  ---------     ---------

Property and Equipment:
  Machinery and equipment                            26,341        22,299
  Furniture and fixtures                              1,680         1,499
  Leasehold improvements                              8,397         7,797
                                                  ---------     ---------
                                                     36,418        31,595
  Less accumulated depreciation
    and amortization                                 (5,677)       (4,444)
                                                  ---------     ---------
        Net Property and Equipment                   30,741        27,151
                                                  ---------     ---------

Other Assets:
  Long-term inventories                                 475           475
  Covenant not to compete                                 8            33
  Patents, net of accumulated
    amortization of $225 and $141                     1,852         1,173
  ISO registration costs and other,
    net of accumulated amortization
    of $115 and $57                                   1,650         1,771
                                                  ---------     ---------
        Total Other Assets                            3,985         3,452
                                                  ---------     ---------

TOTAL ASSETS                                      $  55,715     $  50,671
                                                  =========     =========

                                                               (Continued)

              See Accompanying Notes to Financial Statements.


                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                 SEPTEMBER 30, 1999 AND  DECEMBER 31, 1998
                              (000's omitted)

                                                  9/30/99       12/31/98
Liabilities and Stockholders' Equity            (Unaudited)    (Audited)
------------------------------------            -----------    ---------
Current Liabilities:
  Current installments of long-term debt          $   1,028     $     832
  Financed insurance premiums                            63            22
  Trade accounts payable                              1,464         2,147
  Accrued expenses                                      500           684
  Income taxes payable                                1,520             0
                                                  ---------     ---------
        Total Current Liabilities                     4,575         3,685

Bank line of credit                                   3,816         4,756
Long-term debt                                        6,454         5,901
Deferred income taxes                                 3,506         3,904
                                                  ---------     ---------
        Total Liabilities                            18,351        18,246
                                                  ---------     ---------

Stockholders' Equity:
  Common stock, $.01 par value,
    50,000 shares authorized;
    5,796 and 5,464 shares
    outstanding, respectively                            58            54
  Paid-in capital                                    24,572        22,103
  Retained earnings                                  12,752        10,286
  Less loans for purchase of stock                      (18)          (18)
                                                  ---------     ---------
        Total Stockholders' Equity                   37,364        32,425
                                                  ---------     ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $  55,715     $  50,671
----------------------                            =========     =========


              See Accompanying Notes to Financial Statements.




                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                    FOR THE THREE MONTH  PERIODS ENDED
                SEPTEMBER 30, 1999 AND  SEPTEMBER 30, 1998
                                    AND
                     FOR THE NINE MONTH PERIODS ENDED
                SEPTEMBER 30, 1999 AND  SEPTEMBER 30, 1998
               (000'S omitted, except for per share amounts)

                             Three       Three        Nine        Nine
                             Months      Months      Months      Months
                             Ended       Ended       Ended       Ended
                            9/30/99     9/30/98     9/30/99     9/30/98
                          (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                           ----------  ----------  ----------  ----------
Net sales                    $ 6,594     $ 4,805     $17,367     $13,181
Cost of products sold          3,124       2,146       7,938       5,923
                             -------     -------     -------     -------
Gross profit                   3,470       2,659       9,429       7,258
                             -------     -------     -------     -------

Other costs and expenses:
  General and
    administrative               606         492       1,668       1,461
  Engineering                    451         281       1,169         828
  Selling                        677         504       1,950       1,443
  Interest expense               212         212         676         417
  Interest income                (57)        (89)       (174)       (247)
  Profit sharing plan
    contribution                  21           0         130           0
  Other                            0          10          24          54
                             -------     -------     -------     -------
                               1,910       1,410       5,443       3,956
                             -------     -------     -------     -------

Income before taxes            1,560       1,249       3,986       3,302

Income taxes                     595         500       1,520       1,321
                             -------     -------     -------     -------

NET INCOME                   $   965     $   749     $ 2,466     $ 1,981
                             =======     =======     =======     =======

Basic earnings per share     $  0.17     $  0.14     $  0.44     $  0.37
                             =======     =======     =======     =======

Basic weighted average
shares outstanding             5,665       5,460       5,559       5,378
                             =======     =======     =======     =======

Diluted earnings per share   $  0.16     $  0.14     $  0.44     $  0.36
                             =======     =======     =======     =======

Diluted weighted average
shares outstanding             6,096       5,529       5,664       5,563
                             =======     =======     =======     =======



              See Accompanying Notes to Financial Statements.


                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTH PERIODS ENDED
                SEPTEMBER 30, 1999 AND  SEPTEMBER 30, 1998
                              (000's omitted)

                                                Nine Months   Nine Months
                                                   Ended         Ended
                                                  9/30/99       9/30/98
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Net cash provided by
  operating activities (Note 8)                   $   2,114     $   1,581
                                                  ---------     ---------
Cash flows from investing activities:
  Net purchases of property and equipment            (4,823)       (6,319)
                                                  ---------     ---------
      Net cash used in investing
        activities                                   (4,823)       (6,319)
                                                  ---------     ---------

Cash flows from financing activities:
  Increases in long-term debt                         1,387         1,437
  Repayments of long-term debt                         (638)         (424)
  Borrowings under bank line of credit                1,480         4,144
  Repayments under bank line of credit               (2,420)       (1,350)
  Net proceeds from insurance financing                  41           110
  Net proceeds from warrant conversions                  76           807
  Net proceeds from stock issuances, net of
    income tax benefit                                1,924           464
                                                  ---------     ---------
      Net cash provided by financing
        activities                                    1,850         5,188
                                                  ---------     ---------

      Net (decrease) increase in cash                  (859)           450

Beginning cash                                        6,515         5,971
                                                  ---------     ---------

Ending cash                                       $   5,656     $   6,421
-----------                                       =========     =========


Supplemental disclosure of cash flows
  information:
  Cash paid for interest                          $     653     $     392
                                                  =========     =========

  Cash paid for income taxes                      $       0     $       0
                                                  =========     =========



              See Accompanying Notes to Financial Statements.
                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

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

In the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998, and its cash flows for the nine-month periods ended September 30, 1999 and September 30, 1998. All adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following:                (000's omitted)
                                                -------------------------
                                                  9/30/99       12/31/98
                                                (Unaudited)    (Audited)
                                                -----------   -----------
     Finished goods                               $   3,321     $   2,174
     Work in process                                  3,013         3,365
     Raw materials                                    2,102         2,211
     Gold bullion                                       151           151
                                                  ---------     ---------
                                                  $   8,587     $   7,901
                                                  =========     =========

    Long-term inventories                         $     475     $     475
                                                  =========     =========

NOTE 3 - INCOME TAXES
---------------------
Income tax expense reflects effective tax rates of 38.13% for 1999 and 40% for 1998.

NOTE 4 - CREDIT FACILITY
------------------------
The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

On May 18, 1999, the Company renegotiated its line of credit. The line now provides for borrowings of up to $6.0 million. Interest is payable
monthly, calculated at prime.  The line of credit matures   April 30,
2001. At September 30, 1999, the outstanding balance due under the line of credit was approximately $3.8 million.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and received fixed rate protection by executing an interest rate swap which results in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $65,000 are required. At September 30, 1999, the balance due under the term loan was approximately $3.75 million.

The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42 month maturity. The revolving loan, which matured on August 13, 1999, has been extended to
November 13, 1999.    As of  September 30, 1999,  the balance of the
advances under the revolving loan that had been converted to term notes totaled approximately $3.7 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.108% to 7.72% and monthly principal and interest payments totaling $57,486 are required.


                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

NOTE 5 - SECURITIES PURCHASE AGREEMENT
--------------------------------------
On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7,500,000 in convertible debentures and 750,000 non-redeemable warrants to purchase common stock at a price of $9.50 per share. All of the debentures plus accrued interest were converted into common stock during
1997.   8,000 of these warrants were exercised during the current quarter.
As of September 30, 1999, 93,000 of the warrants had been exercised and 657,000 warrants remained outstanding.

NOTE 6 - STOCK COMPENSATION PLANS
---------------------------------
The Company has three stock-based compensation plans: a stock option plan, an employee stock purchase plan, and a stock grant plan.

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

In the three months ended September 30, 1999, 269,806 options were exercised and 1,000 options were granted pursuant to the plan.

Employee Stock Purchase Plan
----------------------------
Under the Company's employee stock purchase plan, eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair value of the stock on specified dates. A total of 800,000 shares were reserved under the plan, 43,136 have been issued under the plan, and the remaining maximum number of shares to be issued is 189,216 per year. For the plan year 1998, a total of 12,851 shares were issued in January 1999 at $6.43 per share.

Stock Grant Plan
----------------
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to non-management members of the Company's Board of Directors. During the third quarter of 1999, those members received grants for 450 shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

In connection with certain executive employment agreements, the Compensation Committee granted stock bonuses of 25,000 shares to each of the Company's two senior officers. The grants are subject to a vesting schedule whereby one-half of the shares were vested during 1997 and 1998. Shares are granted only as earned pursuant to the vesting schedule in the employment agreements. 6,250 shares vested in March 1999 and the remaining shares are scheduled to vest in 2000. Additionally, the Company is liable for income and payroll taxes attributable to the stock bonuses. The grants are subject to forfeiture provisions related to fulfillment of various terms of the employment agreements. Accordingly, the Company is amortizing the cost of the stock bonuses over the term of the employment agreements. As of September 30, 1999, the value of the vested stock bonuses, and the related income and payroll taxes, totaled approximately $698,000 and the unamortized, prepaid portion of this cost was approximately $487,000.






                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

NOTE 7 - EARNINGS PER SHARE
---------------------------
The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per shares:

                                             (000's Omitted)
                                         -----------------------
                                                                    Per
                                           Income       Shares     Share
                                        (Numerator) (Denominator)  Amount
                                        ----------- -------------  ------
For the quarter ended September 30, 1998
----------------------------------------
  Basic earnings per share                 $   749      5,460       $0.14
  Effect of dilutive stock options
    and warrants                                 0         69
                                           -------      -----
  Diluted earnings per share               $   749      5,529       $0.14
                                           =======      =====

For the quarter ended September 30, 1999
----------------------------------------
  Basic earnings per share                 $   965      5,665       $0.17
  Effect of dilutive stock options
    and warrants                                 0        431
                                           -------      -----
  Diluted earnings per share               $   965      6,096       $0.16
                                           =======      =====

For the nine months ended September 30, 1998
--------------------------------------------
  Basic earnings per share                 $ 1,981      5,378       $0.37
  Effect of dilutive stock options
    and warrants                                 0        185
                                           -------      -----
  Diluted earnings per share               $ 1,981      5,563       $0.36
                                           =======      =====

For the nine months ended September 30, 1999
--------------------------------------------
  Basic earnings per share                 $ 2,466      5,559       $0.44
  Effect of dilutive stock options
    and warrants                                 0        105
                                           -------      -----
  Diluted earnings per share               $ 2,466      5,664       $0.44
                                           =======      =====

At September 30, 1999, the Company had 5,795,564 common shares outstanding. During the nine months ended September 30, 1999, the Company issued 335,280 shares and repurchased 3,850 shares. For purposes of computing earnings per share, the shares issued during the period were weighted for the period of time they were outstanding.





                           VARI-L COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

NOTE 8 - RECONCILIATION OF NET INCOME TO NET CASH
         PROVIDED BY OPERATING ACTIVITIES
-------------------------------------------------
The reconciliation of net income to net cash provided by operating activities for the nine-month periods ended September 30, 1999 and September 30, 1998 is as follows:

                                                     (000's omitted)
                                                -------------------------
                                                Nine Months   Nine Months
                                                   Ended         Ended
                                                  9/30/99       9/30/98
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Net Income                                        $   2,466     $   1,981
                                                  ---------     ---------
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization                     1,376           868
    Amortization of covenant
      not to compete                                     25            25
    Changes in assets and liabilities:
          (Increase) in accounts receivable            (614)         (770)
          (Increase) in inventories                    (686)         (931)
          (Increase) decrease in prepaid
            expenses and other                         (405)            5
          (Increase) in patents and
            other assets                               (701)         (101)
          Decrease in accounts payable                 (683)         (498)
          Decrease in accrued expenses                 (184)         (319)
          Increase in income taxes payable            1,520         1,321
                                                  ---------     ---------

          Total adjustments                            (352)         (400)
                                                  ---------     ---------

Net cash provided by
  operating activities                            $   2,114     $   1,581
----------------------                            =========     =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

Overview
--------

The Company achieved record financial results in the three- and nine-month periods ended September 30, 1999. In the quarter, net sales were up 37%, to $6.6 million, over the same quarter last year. Net income was up 29%, to $965,000, over the same quarter last year. Basic and diluted earnings per share were 17 cents and 16 cents per share, respectively, versus 14 cents per basic and diluted earnings per share for the same quarter last year. For the nine month period, net sales were up 32%, to $17.4 million and net income was up 24%, to $2.5 million, over the same period last year. Both basic and diluted earnings per share were 44 cents per share for the first nine months of 1999, versus 37 cents and 36 cents per share, respectively, for the same period last year.

The Company also achieved a record level of new firm customer orders for the three- and nine-month periods ended September 30, 1999. In the quarter, bookings of new orders were up 16%, to $5.3 million, compared to $4.6 million for the same quarter in 1998. In the nine-month period, bookings were up 23%, to $13.2 million, compared to $10.7 million for the same period in 1998.



Results of Operations
---------------------
Three months ended
------------------
September 30, 1999 and September 30, 1998
-----------------------------------------

and the nine months ended
-------------------------
September 30, 1999 and September 30, 1998
-----------------------------------------

Total Revenues

Sales revenue increased approximately $1,789,000 (37%) in the three months ended September 30, 1999 as compared with the three months ended September 30, 1998, from $4,805,000 to $6,594,000. Sales revenue increased approximately $4,186,000 (32%) in the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998, from $13,181,000 to $17,367,000. The growth in sales revenue continues to reflect the Company's ongoing success in selling to the commercial infrastructure marketplace, and entry into the subscriber handset marketplace, with its narrow-band VCOs and PLLs, while maintaining its existing markets in military products.

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

In the first nine months of 1999, the composition of sales revenue was 8% MSP, 9% MSS, less than 1% MSA, 70% CSS, 6% CSP, 5% SSS and 1% CSA. In the first nine months of 1998, the composition of sales revenue was 12% MSP, 30% MSS, 0% MSA, 51% CSS, 7 % CSP, 0% SSS and 0% CSA.


                            Cost of Goods Sold

Cost of goods sold, as a percent of sales revenues, was 47% and 46%, respectively in the three months and nine months ended September 30, 1999. Cost of goods sold, as a percent of sales revenues, was 45% in the three months and nine months ended September 30, 1998. In addition to the impact on margins from increased depreciation and amortization of plant and ISO costs, margins are anticipated to decrease as the subscriber products sales increase, because of the lower, competitive pricing of these high volume products, while earnings are expected to be stable or improve from these types of sales.

                      Selling and Engineering Expense

Selling expenses increased approximately $173,000, or 34%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Selling expenses increased approximately $507,000, or 35%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Sales commissions, a significant component of selling expenses, increase ratably with the increase of sales revenues, which increased 37% and 32% in the periods, respectively. Additional increases in the periods reflect increased travel, personnel expenses and other selling expenses.

Engineering expenses increased approximately $170,000, or 60%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Engineering expenses increased approximately $341,000, or 41%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. These increases reflect ongoing improvements to the engineering department, including costs to hire and retain skilled personnel, and related equipment costs and expenses to support new product development and expansion of existing product lines.


               General and Administrative and Other Expenses

General and administrative expenses increased approximately $114,000, or 23%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. General and administrative expenses increased approximately $207,000, or 14%, in the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. Increases to G&A primarily reflect higher management compensation, increased shareholder relations expense and other similar expenses.

Other expenses were approximately $0 in the three months ended September 30, 1999 and $11,000 in the three months ended September 30, 1998. Other expenses decreased approximately $30,000 (56%) in the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998.


                        Interest Income and Expense

The Company manages its credit facilities and money fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities money fund purchased with proceeds from its March 1997 convertible debenture offering as well as subsequent exercises of warrants and employee stock options. Interest income decreased approximately $32,000, to approximately $57,000, in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Interest income decreased approximately $73,000, to approximately $174,000, in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. These decreases reflect the Company's use of a portion of its cash during these periods for expansion of its production facilities.

Interest expense increased less than $1,000 for the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. Interest expense increased approximately $259,000 (62%) for the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. The increases are attributable to interest on increased borrowings during the year to support facilities improvements and equipment for expanded and improved production facilities. In addition, the first quarter of 1998 included an interest accrual adjustment, which was not applicable to 1999.


                       Depreciation and Amortization

Depreciation and amortization increased approximately $508,000 (59%) for the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. The increase reflects depreciation and amortization on increased investments in property, equipment, leasehold improvements, patents and ISO registrations. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.




Financial Condition
-------------------

                                 Liquidity

At September 30, 1999 and December 31, 1998, the Company's working capital was $16.4 million. The Company's current ratio was 4.6 to 1 as of September 30, 1999 and 5.4 to 1 at December 31, 1998. The reduction in the Company's current ratio from December 31, 1998 to September 30, 1999 is primarily attributable to the consumption of cash for the expansion of the Company's production facilities and the current provision in the period for corporate income taxes, offset by increases in inventory and prepaid expenses and decreases in trade payables.

                             Capital Resources

The Company has two credit facilities. The first consists of a line of credit. The second consists of a term loan and a revolving equipment term loan.

On May 18, 1999, the Company renegotiated its line of credit. The line now provides for borrowings of up to $6.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2001. At September 30, 1999, the outstanding balance due under the line of credit was approximately $3.8 million.

On August 21, 1998, the Company renegotiated its term loan and revolving equipment term loan. The Company extended its term loan for an additional year and converted the loan to a floating rate of Libor plus 1.50% and obtained fixed rate protection by executing an interest rate swap which resulted in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $65,000 are required. At September 30, 1999, the balance due under the term loan was approximately $3.75 million.

The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25% when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the 3-year treasury note rate plus 1.95%. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan, which matured on August 13, 1999, has been extended to November 13, 1999. As of September 30, 1999, the balance of the advances under the revolving loan that had been converted to term notes totaled approximately $3.7 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.108% to 7.72% and monthly principal and interest payments totaling $57,486 are required.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled approximately $63,000 as of September 30, 1999 and are paid in monthly installments of $18,274 with interest rates ranging from 6.21% to 8.3%.

On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share. All of the debentures plus accrued interest were converted into common stock during 1997. 8,000 of the warrants were exercised during the current quarter. As of September 30, 1999, 93,000 of the warrants had been exercised and 657,000 warrants remained outstanding.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, as the result of the sales of the convertible debentures and stock option exercises, it has adequate capital resources to continue its growth plans.

                                  Backlog

Total backlog of unfilled firm customer orders ("backlog") at September 30, 1999 was $13.9 million compared with $14.2 million at September 30, 1998. Backlog at December 31, 1998 was $18.1 million.

                             Year 2000 Issues

The Company has given serious attention to the potential problems that could arise from the rollover of computer clocks with two-digit fields when the year 2000 arrives. To ensure the Company's compliance we have designated a Year 2000 task force that has investigated all manners of the business and product lines. We are now pleased to announce the successful completion of Year 2000 preparedness measures for all of our internal systems.

The Year 2000 compliance task force addressed all internal functions of the Company, including our business systems, computer systems, manufacturing systems as well as the other systems necessary to maintain our facilities and manufacturing capabilities. This task force has inventoried, analyzed and tested all of the pertinent internal systems for any potential issues related to the Year 2000 phenomenon and we feel confident that the Company is prepared for a smooth transition into the next millennium.

In addition, the Year 2000 compliance task force has evaluated all of our products and services. The product lines that we ship are fully Year 2000 compliant and the devices manufactured by the Company have no date-reliant components or internal software.

Furthermore, the Company has solicited its vendor roster for information on their own preparations. The Company does not foresee any serious Year
2000 problems occurring with any of its important suppliers.   The Company
has received a 100% response rate from its vendors and suppliers and continues to actively investigate those vendors and suppliers who have indicated that their Year 2000 compliance is in process, but not yet complete. While the Company does not anticipate any disruption of service, it is not possible to predict a minor Year 2000 issue arising from a company with which the Company does business. The Company has multiple sources for the vast majority of the raw materials and services that it presently procures which, in conjunction with its intention to increase its inventory of raw materials, will be sufficient to continue production while the Company rectifies any issues that may arise.

While it is not possible to adequately compensate for regional, national or global crises, the Company is confident that it is well prepared to continue business as usual, now and into the next millennium.

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


                           VARI-L COMPANY, INC.

                        PART II--OTHER INFORMATION
                        --------------------------


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

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VARI-L COMPANY, INC.




Date:    November 8, 1999        By:    /s/ Jon L. Clark
                                    -----------------------------------
                                    Jon L. Clark, V.P. Finance
                                    and Principal Financial Officer


                            EXHIBIT INDEX

Exhibit                                  Method of Filing
-------                                  ----------------

27  Financial Data Schedule              Filed electronically herewith