Form 10KSB40
period 1999-12-31
VARI L CO INC
filed 2000-03-30
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the fiscal year ended December 31, 1999

Commission File No. 0-23866
                           VARI-L COMPANY, INC.
              (Name of Small Business Issuer in its Charter)

        Colorado                                  06-0679347
(State or other jurisdiction of incorporation)(I.R.S. Employer I dentification No.)


                            4895 Peoria Street
                          Denver, Colorado 80239
                              (303) 371-1560
       (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                              Title of Class
                             -----------------
                       Common Stock, $.01 Par Value

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

     State issuer's revenues for the fiscal year ended December 31, 1999:
$24,280,827.

     At March 23, 2000, 7,069,188 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on March 23, 2000 was approximately $153,794,552 based on the closing price on the Nasdaq National Market System on that date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                                  PART I
ITEM 1.  BUSINESS

Introduction
------------

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

Overview
--------

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

     Different types of wireless communications systems utilize different frequencies in the spectrum. Frequency is measured in cycles per second, or Hertz. The spectrum currently in use by the various types of wireless communications equipment ranges from 1 kiloHertz (1 thousand cycles per second) to 20 gigaHertz (20 billion cycles per second). In the United States, the Federal Communications Commission allocates portions of the spectrum for different types of wireless communication systems. Wireless communications systems currently in use include cellular telephones and base stations, local multipoint service distribution ("LMDS"), multipoint multimedia service distribution ("MMDS") satellite communications, global positioning systems, local area networks, personal communications systems ("PCS"), pagers, and direct broadcast satellites, as well as radar systems, missile guidance systems and navigational systems.
Products
--------

     The Company produces a wide range of products which are, in essence, basic building blocks used in many wireless communications systems, and they perform a wide variety of RF and microwave signal source and signal processing functions. The Company's products and technologies are also integrated vertically by the Company into specialized assemblies which perform combinations of signal source and signal processing functions. The Company produces both standard catalog and custom-designed products; however, the majority of products shipped by the Company are custom solutions tailored to individual customers' needs.

     Signal Source Components
     ------------------------

     One of the Company's major product lines is based on its patented design of the voltage controlled oscillator ("VCO"). Oscillators are components which generate a high quality RF/ microwave signal source within a frequency range. They are widely used in transmitting and receiving equipment.

     Military/Aerospace Signal Source Components
     -------------------------------------------

     The Company produces several types of VCOs.  The Company's
Military/Aerospace Signal Source Components are wide-band VCOs which are sophisticated, high reliability components manufactured in a clean-room environment and hermetically-sealed. They are sold for use in both military/aerospace and high-end industrial applications.

     Commercial Signal Source Component VCO's
     ----------------------------------------

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

     Most of the increase in the Company's sales over the past five years is attributable to the low-cost VCO. Since 1997 the Company has made significant investments in automatic manufacturing and test equipment to manufacture low-cost VCOs in its Denver facilities.

     Besides direct sales to original equipment manufacturers and component suppliers to such manufacturers, the Company's low-cost VCOs are also utilized by the Company as components in its phase locked loop synthesizers, discussed below.

     Subscriber Signal Source Components
     -----------------------------------

     In 1999, the Company continued the installation of a high-speed, automated production line on the second floor of its corporate headquarters, allowing the Company to compete for new business in
expanding subscriber applications markets.   This line represents a
fivefold increase in the Company's annual capacity for these products.

     Phase Locked Loop Synthesizers
     ------------------------------

     The Company introduced its first Commercial Signal Source Component product, the phase locked loop synthesizer ("PLL"), in 1993. The PLL is a device made up of a VCO, a loop filter, and integrated circuits. PLLs are utilized in both transmitting and receiving equipment. The PLL's function is to generate a precise, stable frequency source, with accuracy, achieved by locking the generated signal to an accurate reference signal. This function is essential in communications equipment.

     As compared to its competitors, the Company's PLL exhibits superior phase noise performance and settling time, low power use, operates with an extended life, and is competitively priced. The Company's PLL-300/400 series and low-cost VCOs are designed for use in applications such as cellular telephones and cellular telephone base stations, personal communications networks, personal communication systems, local area computer networks, satellite communications, global positioning systems, and direct broadcast systems.

Signal Processing Components
----------------------------

     Military/Aerospace Signal Processing Components
     -----------------------------------------------

     The Company produces a line of RF and microwave signal processing components which are primarily used in military and space applications. Among these products are power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. The Company also produces mixers and phase detectors which are used to convert the frequency of RF and microwave signals into usable information and data.

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

     Commercial Signal Processing Components
     ---------------------------------------

     Through its Signal Processing Components engineering group, the Company patented technology for a high-impedance ratio, wide-band transformer circuit used in the conversion of radio frequency signals to light wave signals. This patent was approved in April 1997 by the U.S. Patent and Trademark Office. A 1998 patent was awarded for a design improvement to this product. Demand for the "fiber-optic" transformer circuit comes from a variety of applications, including cable access television ("CATV").

Manufacturing
-------------

     The Company's Commercial Signal Source Components and Subscriber Signal Source Components products are manufactured with automated "pick and place" assembly equipment. Until 1997, these products were manufactured by third-party contract manufacturers in the United States. In 1997, the Company brought this process in-house with the acquisition of two automated assembly lines. In 1998, additional equipment was purchased to automate other steps in the production and testing processes. Also in 1998, the Company initiated the installation of a high-speed, automated production line in its state-of-the-art manufacturing facility on the second floor of its corporate headquarters, allowing the Company to compete for new business in expanding subscriber applications markets. The new line gives the Company the ability to produce an additional 8 million units annually. This line was utilized at approximately 20% to 25% capacity as of December 31, 1999.

     The length of the production process for products manufactured through the Company's automated assembly lines is one to three weeks. Manufacturing of the Company's other products, which involves less automated assembly, takes from one to fifty-two weeks. The Company may maintain inventory of the raw materials required for production of its products for a period of up to one year or more.

     At the present time, the majority of the Company's products are manufactured at the Company's various facilities in Denver, Colorado. Portions of certain commercial signal processing components are assembled at contract manufacturers outside of the United States to benefit from reduced labor costs on certain labor-intensive builds. All of these assemblies are completed and tested in Denver, Colorado.

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

Suppliers
---------

     The Company currently has approximately 250 suppliers and historically has not experienced any unusual supply problems. There are certain components used in the commercial and subscriber production of VCO's which have become in short supply because of a high, world-wide demand. The Company has actively increased travel to and communications with the manufacturers and distributors of these components, domestically and internationally, in addition to increasing inventory levels on these affected components, to maximize the Company's ability to maintain the highest possible production levels on products which incorporate these components.

Sales and Marketing
-------------------

     Originally, the Company's primary business was to engineer, manufacture and market high performance, high reliability, RF and microwave signal source and signal processing components used in military applications, such as missile guidance systems, advanced navigational systems and advanced radar systems. In 1993, the Company expanded its focus to the commercial marketplace to lessen the Company's susceptibility to trends in defense spending and to seek a share of the dramatic growth anticipated for commercial wireless communications. As a result of this shift, fluctuations in the Company's business are now more dependent on general business cycles, changes in market demand for the commercial and subscriber products built with the Company's components, and on technological innovations. In 1991, the approximate mix of customer orders was 25% for commercial applications and 75% for military applications. In 1999, this mix was approximately 89% for commercial applications and 11% for military applications.

          The following table lists the Company's sales revenues for each of the past five years according to the Company's product lines:

                                            Sales Revenues
                                            (In thousands)

                                  1999          1998         1997
                                  ----          ----         ----


Mil/Aero Signal
  Processing Components         $ 1,667       $ 2,118      $ 1,897
Commercial Signal
  Processing Components           1,601         1,060        1,392
Mil/Aero Signal
  Source Components               2,324         3,211        4,957
Signal Processing
  Components
     Special Assemblies              30           185          262
Commercial Signal
  Source Components              17,226        11,489        8,877
Subscriber Signal
  Source Components               1,006          -0-           -0-
Commercial Special
  Assemblies                        427          -0-           -0-
                                -------       -------      -------
                                $24,281       $18,063      $17,385
                                =======       =======      =======



                                            Sales Revenues
                                            (In thousands)

                                 1996                   1995
                                 ----                   ----


Mil/Aero Signal
  Processing Components         $ 1,738                $2,345
Commercial Signal
  Processing Components             -0-                   -0-
Mil/Aero Signal
  Source Components               3,825                 3,829
Signal Processing
  Components
     Special Assemblies           1,025                   776
Commercial Signal
  Source Components               5,622                 2,518
Subscriber Signal
  Source Components                 -0-                   -0-
Commercial Special
  Assemblies                        -0-                   -0-
                                ------                 ------
                                $12,210                $9,468
                                =======                ======



     The Company's sales are made primarily through independent sales representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. These sales representatives also represent other manufacturers with products complementary to, rather than competitive with, the Company's products. The Company normally engages 15 to 20 sales representative firms in the U.S. and also has 17 sales representatives covering 28 foreign countries. The Company now employs an Eastern Regional Sales Manager, a Western Regional Sales Manager, a Director of Military/Aerospace Sales, a Director of Program Management, a European/Pacific Rim International Sales Manager, a Director of Sales-Ericsson Worldwide Accounts, a Director of Sales-Nokia Worldwide Accounts, and a Vice-President of Sales and Marketing, who is also the acting Director of Sales-Motorola Worldwide Accounts, all of whom work together to manage and coordinate the activities of the sales representatives.

     In addition to the efforts of its independent sales representatives, the Company uses various methods to directly promote its products, including field visits to customers, advertising in trade journals, authoring technical articles for publication in trade journals, and participation in trade show product seminars and exhibitions.

Customers
---------

     The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or military marketplace. Many of those customers are larger Fortune 500 companies with world-wide operations or prime contractors for military work. Management believes it has a strong reputation with these and other customers for high performance products and solutions.

     Key customers of the Company include Adaptive Broadband, Glenayre Technologies/Wireless Access, Ericsson, LGIC, Lucent Technologies, Motorola, Neopoint, Netro, Newbridge Networks, Nokia, Siemens, Sharewave and SpectraPoint in the commercial and subscriber markets, and Harris, Hughes, Lockheed Martin, Mitsubishi, NEC, Northrop Grumman, Raytheon and Saab Ericsson in the military and aerospace market. In 1998, Motorola and Nokia accounted for 16% and 11% of sales revenues, respectively. The Company's two largest customers in 1999 were also Motorola and Nokia, with 22% and 15% of sales revenues, respectively. Notwithstanding this concentration, the Company does not believe that its business is dependent on any one of its customers.

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

Competition
-----------

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

     The Company believes that its surface mount products for commercial applications compete with other manufacturers' products on the basis of their unique features, price and performance. The Company believes that its products manufactured for military applications, including its Signal Processing Components and Wide-Band VCOs, compete on the basis of quality and performance. These products are typically high performance, high reliability components which are required to meet high quality system standards.

     The Company believes Merrimac and Stellex Microwave are its largest competitors in the signal processing components market. The Company believes that Mini-Circuits, M/A-Com and Z-Comm are its largest competitors in the commercial signal source components market and that Murata, Panasonic, Fujitsu and Alps are its largest competitors in the subscriber signal source components market. Remec/Magnum competes with the Company primarily in the wide-band, hermetically-sealed VCO marketplace. PLL competitors include Panasonic, M/A-Com and Synergy. While many of these competitors have significantly greater financial and other resources than the Company, the Company believes that it will continue to be able to successfully compete in these markets because of the strength of its existing technology and its ongoing commitment to technological innovation.

Research and Development
------------------------

     The Company's products are marketed in a highly competitive and rapidly changing technological environment. Consequently, the Company has historically invested heavily in its research and development programs. For the years ended December 31, 1999 and 1998, the Company expended approximately $1,675,000 and $1,155,000, respectively, on such programs.

     Joseph H. Kiser, Chief Scientific Officer, directs the research and development efforts of the Company. Mr. Kiser has been largely responsible for many of the technological successes and innovations of the Company over the past 41 years and is the author of the Company's VCO patent. He heads up a 51 member team of engineers and other technically trained personnel who perform research and development in addition to providing process and production assistance to other departments.

Patents
-------

     The patent on the Company's wide-band VCO was issued in the U.S. on November 4, 1986, in Canada on April 17, 1990, and by the European Patent Office on April 3, 1992. The U.S. patent will expire in 2005. The Canadian patent will expire in 2007 and the European patents will expire in 2006. In December of 1998, the Company received Chinese patent approval on components used in base stations, handsets and pagers.

     The Company also owns U.S. patents for (i) a Broadband Mixer with Coplanar Balun, expiring in 2000, (ii) a High Impedance Ratio Wideband Transformer Circuit expiring in 2015, (iii) a 1.2 Volt Voltage Controlled Oscillator expiring in 2016 and (iv) an Unbalanced to Balanced High Impedance Ratio Wide-Band Transformer Circuit, expiring in 2015.

     Additionally during 1999, the Company received approval from the U.S. Patent and Trademark Office on five new patents which expire in 2017. In January, the Company announced two patents for a "Sliver Board Orthoganal Mounted Substrate Resonator" and a "Continually Adjustable Resonator". This breakthrough technology enables high-volume, automated production of advanced high-frequency components. In June, the Company announced a "Multiple Single-Layer Monolithic Passive Integrated Circuits and Method" patent. This technology improves the manufacturing process of VCOs for subscriber applications such as wireless phones and pagers by lowering material costs and shortening assembly times by integrating multiple components into a single unit during production. In July, the Company announced patents for a "Switched Mode Oscillator" and a "Passive Switched Oscillator Output Circuit". Both patents apply to critical improvements of the Company's dual-band VCOs. The Switched Mode Oscillator allows the VCOs to operate on two significantly different frequencies with only a single transistor. The Passive Switched Oscillator Output Circuit enables two oscillators to be integrated into a single unit with a minimum of added circuitry. These patents bring improvements to production cost, and, in the case of the Passive Switched Oscillator Output Circuit, reduces component size.

     Including the China patent, the Company has earned a total of nine patents since the beginning of 1997, many of which cover technology significantly improving commercial and subscriber products and the methods by which they are manufactured.

     To the Company's knowledge, there are no asserted claims by other parties against the Company's patents or its other proprietary technologies.

     In the absence of patents, the Company relies upon nondisclosure agreements and trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its markets, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Barriers to competitor entry for non-patented technology include the time and expense to design and manufacture components and the difficulty of selling to those customers who have already designed the Company's components into their equipment.

Government Regulation
---------------------

     In many instances, the Company has been required to obtain export licenses before filling foreign orders. United States Export Administration regulations control high technology exports like the Company's products for reasons of national security, compliance with U.S. foreign policy, protection of domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Any foreign sales of the Company's products requiring export licenses must comply with these general policies. During 1998, the U.S. State Department restricted certain exports, including many of the Company's products, to India due to nuclear testing by, and resulting tensions between, India and Pakistan. In 1999, the restrictions remained in place and continued to hinder the Company's sales in that market.

Employees
---------

     As of December 31, 1999, the Company had 219 full-time employees and 10 part-time employees, including 41 engaged in management and administration, 51 in engineering, 122 in production and testing, and 15 in sales. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company began leasing its corporate headquarters (Building 4) in Denver, Colorado in November 1997. Building 4 has approximately 30,800 square feet and houses the Company's administration, sales, personnel, quality assurance, finance, and management information systems departments on its first floor. The second floor of Building 4 is the site of the Company's highly-automated pick and place assembly line for products aimed at the subscriber market, the assembly facility for the Company's commercial special assembly products, the commercial and subscriber engineering and advanced design departments, the Company's process engineering and automated test equipment fabrication facility, and a training facility. The Building 4 lease expires on September 1, 2013, and provides for a monthly base rental of $44,890, which includes approximately $2,000 per month for a property tax and insurance accrual, through August 31, 2003, with possible increases each year thereafter.
The Company is also obligated to pay maintenance and other expenses on the facility for the term of the lease. The lease may be extended at the option of the Company for two additional terms of five years each.

     In 1998 the Company remodeled its former headquarters building, an approximately 20,200 square foot facility in Denver, Colorado (Building
1). This building houses all aspects of the Company's military/aerospace signal processing components and signal source components operations and commercial signal processing components operations in a single facility. The Building 1 lease, which expires on June 30, 2002, provides for a monthly base rental of $10,333 through June 30, 2000 with increases each year thereafter up to $10,920 per month during the final year. The Company is obligated to pay taxes, insurance, maintenance and other expenses for the term of the lease. After 2002, the lease may be extended at the option of the Company for two additional terms of two years each.

     The Company leases another facility in Denver of approximately 13,650 square feet (Building 2) which currently houses all of the Company's engineering, purchasing and production operations for its commercial signal source component products. The Company's two pick and place assembly lines for the commercial infrastructure market, including VCOs used in cellular and PCS base stations, are in Building 2. The lease, as amended during 1998, expires on October 31, 2005, and provides for a monthly base rental of $10,801 per month. The Company is responsible for payment of taxes, insurance, maintenance and other expenses. The facility is leased from a partnership in which an executive officer of the Company, Joseph H. Kiser, is a partner.

     The Company leases a fourth facility (Building 3) in Denver which houses the Company's machine shop. Building 3 has approximately 8,800 square feet and the lease, as amended, expires August 1, 2003. The monthly base rental is $3,279 plus taxes, insurance, maintenance and other expenses. The facility is leased from Joseph H. Kiser, an executive officer of the Company.

     The Company also leases an apartment in Denver, near its administrative offices, which serves as corporate housing for certain managers whose primary residences are outside of the state but who spend a significant amount of time in Denver. This unit can house up to four individuals at a time and is subject to a one-year lease which expires September 30, 2000. The monthly base rental is $1,245.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has recently brought a collection action against the successor to a former customer for nonpayment of two longstanding invoices totaling approximately $550,000. No other material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1999.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market
------

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
Fiscal quarter ended September 30, 1998    $10-5/8          $5-1/8
Fiscal quarter ended December 31, 1998      $9-3/4         $4-15/16

1999
----

Fiscal quarter ended March 31, 1999         $8-3/8          $5-3/4
Fiscal quarter ended June 30, 1999          $9-5/8         $5-60/64
Fiscal quarter ended September 30, 1999    $14-3/16        $8-29/64
Fiscal quarter ended December 31, 1999       $35            $9-7/8


Holders
-------

     As of December 31, 1999, there were approximately 210 holders of record and in excess of 1,000 beneficial owners of the Company's common stock.

Dividends
---------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

     Net income for 1999 increased 26%, to $3.4 million, or 60 cents per basic share and 57 cents per diluted share, compared with net income of $2.7 million, or 50 cents per basic share and 48 cents per diluted share, for 1998. Sales of the Company's products increased approximately $6.2 million, or 34%, from 1998 to 1999. Shipments of commercial products were up $7.7 million, or 61%, from 1998 to 1999. A portion of that gain was offset by reduced sales of military/aerospace products which declined
approximately $1.5 million, or 27%, from 1998 to 1999.   Commercial
shipments are expected to continue to improve in 2000 as the Company further penetrates the subscriber applications market. Military/aerospace shipments are also expected to improve.

     In the early part of 1999, military/aerospace operations were downsized due to reduced orders even while military/aerospace engineering was upsized to re-engineer the product designs, resulting in reduced production costs and sales price improvements for our military/aerospace customers. By the end of the year, bookings of firm customer orders for military/aerospace products had increased 10% over the prior year. Shipments are expected to increase in the future due to those efforts, the Company's successful ISO 9001 certification for its military/aerospace operations, and increased federal defense spending.

     Manufacturing costs as a percent of sales remained approximately 45% in 1998 and 1999. Net income, as a percent of revenue, decreased slightly from 1998 to 1999, from 15% to 14%, due primarily to the combination of a decrease in interest income (.7%), an increase in contributions to the Company's pension and profit sharing plan (.8%), and a decrease in other expenses (-.3%).

     During 1999, Vari-L had significant successes in its various product lines, furthering the Company's goals for quality growth and profitability:

     o The Company's military/aerospace production operations received ISO 9001 certification. This highly visible designation, which assures customers that Vari-L has acted to insure consistent levels of durability and excellence in its military/aerospace components operations, significantly enhances the Company's reputation and bolsters the marketability of its products, particularly with non-U.S. customers.

     o Installation of a state-of-the art manufacturing facility was completed on the second floor of its corporate headquarters, allowing the Company to compete for new business in the expanding subscriber applications markets. At December 31, 1999, this facility was operating at approximately 20% to 25% capacity.

     o The Company received approval from the U.S. Patent and Trademark Office on five new patents.

     --   In January, the Company announced two patents for a "Sliver
          Board Orthoganal Mounted Substrate Resonator" and a "Continually Adjustable Resonator". This breakthrough technology enables high-volume, automated production of advanced high-frequency components.

     --   In June, the Company announced a "Multiple Single-Layer
          Monolithic Passive Integrated Circuits and Method" patent. This technology improves the manufacturing process of VCOs for subscriber applications such as wireless phones and pagers by lowering material costs and shortening assembly times by integrating multiple components into a single unit during production.

     -- In July, the Company announced patents for a "Switched Mode Oscillator" and a "Passive Switched Oscillator Output Circuit". Both patents apply to critical improvements of the Company's dual-band VCOs. The Switched Mode Oscillator allows the VCOs to operate on two significantly different frequencies with only a single transistor. The Passive Switched Oscillator Output Circuit enables two oscillators to be integrated into a single unit with a minimum of added circuitry. These patents bring improvements to production cost, and, in the case of the Passive Switched Oscillator Output Circuit, reduce component size.

     o The Company entered into several purchase agreements for the delivery of commercial, broadband components used in more complex subassemblies for the Local Multipoint Distribution Service (LMDS) and Multipoint Multimedia Distribution Service
          (MMDS) networks that are the backbone of "last-mile" wireless communications. While these agreements will account for only a small percentage of expected near-term revenue from our commercial business, they do demonstrate the potential for substantial growth in this market as consumer demand for broadband services grows.

     -- The Company entered into agreements with Netro, a division of RO Computers Devices Pty Limited, and Stanford Wireless Broadband, Inc., a subsidiary of Stanford Telecommunications, to produce, in combination, $2.4 million in broadband communications products. Netro will integrate the Company's signal source components into products that offer multipoint, high-speed networking for Internet, voice and frame-relay traffic.
          Stanford is purchasing subassemblies for its new Local Multipoint Distribution Service (LMDS), which gives communication providers a faster, more cost-effective way to deliver internet access and video and voice services.

     -- The Company entered into a $1.l million agreement with Adaptive Broadband, Inc. to produce components for wireless microwave radio networks, including point to point networks. Pursuant to this agreement, the Company is to deliver narrow-frequency VCOs over the next two years beginning with the fourth quarter of 1999.

Results of Operations
---------------------

                            Operating Revenues
                            ------------------

     Sales revenues increased approximately $6.2 million (34%) in 1999, from $18.1 million in 1998 to $24.3 million in 1999. Revenues from the Company's commercial signal source components were approximately $17.2 million, or 71% of revenues, in 1999 as compared to $11.5 million, or 64%, in 1998. Revenues from sales of the Company's military/aerospace signal source components products were approximately $2.3 million, or 10% of revenues, in 1999 as compared to $3.2 million, or 18%, in 1998. Revenues from the Company's military/aerospace signal processing components products were approximately $1.7 million, or 7% of revenues, in 1999 as compared to $2.1 million, or 12%, in 1998. Revenues from the Company's commercial signal processing components products were approximately $1.6 million, or 6% of revenues, in 1999 as compared to $1.0 million, or 5%, in 1998. Revenues from sales of products that combine the Company's signal processing components and signal source components were approximately $.1 million in 1999, or less than 1% of revenues, as compared to $.2 million, or 1% of revenues, in 1998. Revenues from sales from subscriber signal source components products were approximately $1.0 million, or 4%, in 1999, as compared to less than 1% in 1998. Revenues from sales from commercial special assembly components products were approximately $.4 million, or 2%, in 1999, as compared to less than 1% in 1998.

                            Cost of Goods Sold
                            ------------------

     Cost of goods sold, as a percent of sales revenues, was 45% in 1999 and 1998. Gross profit margins were 55% for 1999 and 1998. It is anticipated that cost of goods sold and gross profit margins will continue to be relatively constant in the near future as the amortization of the costs of new and expanded manufacturing facilities are offset by increased sales and decreases in the personnel cost of manufacturing across all of the Company's product lines.

                    General and Administrative Expenses
                    -----------------------------------

     General and administrative expenses increased approximately $535,000, or 27%, from $1,956,000 in 1998 to $2,491,000 in 1999. The increase to G
& A primarily resulted from increased personnel and staffing costs, increased board of director and committee activity, and related legal and accounting costs, some of which can be attributed to management's commitment to meet or exceed the newly adopted requirements imposed by the "Blue Ribbon Committee" of the SEC and Nasdaq concerning increased scrutiny of financial reporting, and an increase of $100,000 in the reserve for uncollectible receivables.

                           Engineering Expenses
                           --------------------

     Engineering expenses increased approximately $520,000, or 45%, from $1,155,000 in 1998 to $1,675,000 in 1999, primarily reflecting the expansion of the engineering team, plus the related costs of recruiting, equipment depreciation, and other expenses of this increasing emphasis on building the Company's team of technical experts and innovators.

                             Selling Expenses
                             ----------------

     Selling expenses increased approximately $665,000, or 32%, from $2,085,000 in 1998 to $2,750,000 in 1999, reflecting the sales commissions on increased revenue of $6.2 million and a 25% increase in personnel in the Sales Department, including the hiring of a Director of Sales-Ericsson Worldwide Accounts and a Director of Sales-Nokia Worldwide Accounts.

                        Interest Income and Expense
                        ---------------------------

     The Company manages its credit facility and interest bearing investments in tandem.

     Interest expense increased approximately $236,000, or 36%, from $663,000 in 1998 to $899,000 in 1999. The increase reflects the increase in interest for long-term debt used to finance capital improvements and fixed assets purchased during 1999.

     Interest income decreased approximately $66,000, or 20%, from $328,000 in 1998 to $262,000 in 1999. The Company's investment in a money-market mutual fund of U.S. Government securities, from which interest income is earned, was approximately $9.0 million at December 31, 1999 and $6.5 million at December 31, 1998. During the fourth quarter of 1999, a significant portion of the proceeds from the exercises of warrants and employee stock options were invested in the money fund. The amount of monies in the fund averaged $6.9 million per month in 1998, versus an average of $5.7 million per month in 1999.

                     Profit Sharing Plan Contribution
                     --------------------------------

     During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's stock, are determined by the Board of Directors at its sole discretion.

     During 1998, $4,000 of cash contributions were made to the plan. During 1999, shares of the Company's common stock, valued at approximately $101,000, and cash contributions of approximately $87,000, were contributed to the plan.

                       Depreciation and Amortization
                       -----------------------------

     Depreciation and amortization increased approximately $637,000, or 51%, from $1,240,000 in 1998 to $1,877,000 in 1999. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements and amortization of costs pertaining to ISO certification and patents. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.

                              Other Expenses
                              --------------

     Other expenses decreased approximately $38,000, or 54%, from $70,000 in 1998 to $32,000 in 1999, due primarily to the final payment in June 1998 of costs related to a 1992 covenant not to compete.

                                Net Income
                                ----------

     Net income increased approximately $707,000, or 26%, from $2,696,000 in 1998 to $3,403,000 in 1999. The increase in net income was due principally to increased revenues of $6.2 million from 1998 to 1999.

                            Earnings Per Share
                            ------------------

     Basic earnings per share increased 10 cents, or 20%, from $.50 in 1998 to $.60 in 1999 on weighted average outstanding shares that increased 265,000 shares, or 5%, from 5,407,000 shares in 1998 to 5,672,000 shares in 1999.

     Diluted earnings per share increased 9 cents, or 19%, from $.48 in 1998 to $.57 in 1999 on weighted average shares outstanding and dilutive securities that increased 407,000, or 7%, from 5,610,000 in 1998 to 6,017,000 in 1999.

                            Financial Condition
                            -------------------

                                  Assets
                                  ------

     Total assets increased approximately $16.7 million during 1999. The increase resulted from a significant increase in cash from stock option and warrant exercises in the fourth quarter of the year, and investments in increased inventories and capital investments in the Company's infrastructure, patents and ISO 9001 registration.

     Cash and cash equivalents increased approximately $8.3 million, reflecting the exercises, during the fourth quarter of 1999, of stock options for approximately 500,000 shares and warrants for 657,000 shares of the Company's common stock.

     Trade accounts receivable increased approximately $.3 million, net of the allowance for doubtful accounts, or 8%, from December 31, 1998 to December 31, 1999, reflecting shipments in the fourth quarter of 1999 that were higher than the shipments in the fourth quarter of 1998.

     Inventories increased approximately $2.4 million, or 30%, during 1999. Components of the increase were approximately $1.0 million in finished goods and $1.6 million in raw materials, offset by a decrease in work in process of approximately $0.2 million. Finished goods increased as a result of the Company's decision to provide a faster turnaround of products to its customers by shortening the lead times on deliveries; raw materials increased as a result of the Company's decision to supplement inventory levels of certain components, used in the commercial and subscriber production of signal source products, which have become in short supply because of a high, world-wide demand for them; work in process inventories decreased due to improved processes which enable placing covers, testing, labeling and packaging products to be completed more quickly.

     Property and equipment increased approximately $5 million as a net result of extensive capital improvements and acquisitions and depreciation during 1999. This included the expanded tenant finish of the second floor of the Company's headquarters to house the assembly facility for the Company's commercial special assembly products, the commercial and subscriber engineering and advanced design departments, the Company's process engineering and automated test equipment fabrication facility, and a training facility, in addition to the final installation of the high-speed test and automated production equipment for the assembly of the Company's line of products being sold into the subscriber marketplace.

     Patents increased approximately $.6 million in 1999. The Company obtained approval for five new patents during the year. Other assets, which include costs for the Company's registration under ISO 9001, increased approximately $.3 million, net of amortization, during 1999. The Company received ISO 9001 certification for its military and aerospace operations in August 1999.

                                Liabilities
                                -----------

     Total liabilities decreased approximately $700,000 during 1999, primarily due to approximately $1.1 million in decreased trade payables and deferred income taxes and repayments on the line of credit, offset by approximately $400,000 in increased term debt.

                           Stockholders' Equity
                           --------------------

     Common stock and paid-in capital increased approximately $14.0 million during 1999 due to the exercise of stock warrants from the Company's 1997 convertible debenture offering, the exercise of stock options, the issuance of shares under the employee stock purchase plan, and the issuance of shares under the Company's stock grant plan.

                                 Liquidity
                                 ---------

     At December 31, 1999, the Company's working capital was $27.4 million compared to $16.4 million at December 31, 1998. The Company's current ratio was 8.4 to 1 at December 31, 1999 compared to 5.4 to 1 at December 31, 1998.

     The increase in working capital was due to several factors. Cash and cash equivalents increased approximately $8.3 million, inventories increased approximately $2.5 million, trade accounts receivable increased approximately $.3 million, and trade payables and accrued expenses decreased approximately $.2 million. These improvements were partially offset by an increase in current maturities of long-term debt ($.2 million), and a decrease in prepaid expenses ($.1 million.)

                             Capital Resources
                             -----------------

     The Company has credit facilities with two banking institutions. The first consists of a $6.0 million line of credit agreement. The second consists of two agreements, a $4.1 million term loan agreement and a $4.0 million revolving equipment term loan agreement.

     The line of credit was restructured on May 18, 1999 to provide for borrowings of up to $6.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2001. At December 31, 1999, the outstanding balance due under the line of credit was $4,016,112. The Company's accounts receivable, inventory, and general intangible assets secure the line of credit.

     The Company's term loan has a floating rate of Libor plus 1.5% with fixed rate protection through an interest rate swap agreement which results in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $65,000 are required. At December 31, 1999, the balance due under the term loan was $3,589,393.

     The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25 percent when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the three-year treasury note rate plus 1.95 percent. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan maturity date has been extended to February 13, 2000. As of December 31, 1999, the balance of the outstanding advances under the revolving loan that had been converted to term notes totaled $3,497,903. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.10 percent to 7.72 percent, and monthly principal and interest payments totaling $57,486 are required. The Company's property and equipment secure the term loan and revolving equipment term loan.

     The Company has separately financed the purchase of motor vehicles with promissory notes bearing interest at rates ranging from 7.75 percent to 8.50 percent. Monthly principal and interest payments totaling $2,826 are currently required. The notes mature from 2002 through 2003.

     The Company finances certain of its annual insurance premiums through a financing company. The amount due under these loans totaled $38,175 as of December 31, 1999 and is paid in monthly installments of $6,692 with an interest rate of 8.3%.

     On March 4, 1997, the Company entered into an agreement to sell up to 75 units of debentures and warrants. The units consisted of an aggregate of $7.5 million in four year, 7% convertible debentures and 750,000 non-redeemable common stock purchase warrants exercisable at $9.50 per share for a period of three years. All of the debentures plus accrued interest were converted into common stock during 1997 and 85,000 warrants were exercised by the end of 1998. During 1999, the last 665,000 warrants were exercised.

     The Company believes that it has sufficient financial resources available to meet its short-term working capital needs through cash flows generated by operating activities and through the management of its sources of financing. The Company also believes that, partially as the result of the recent warrant and stock option exercises, it has adequate capital resources to continue its growth plans.

                                  Backlog
                                  -------

     Total backlog of unfilled firm customer orders at December 31, 1999 was $22.6 million compared with $18.1 million at December 31, 1998. The increase in firm customer orders reflects the Company's success in capturing a substantial portion of the market for cellular infrastructure, purchased-VCOs in Western Europe, and increases in commercial domestic markets.

                             Year 2000 Issues
                             ----------------

     The Company gave serious attention to the potential problems that could have arisen from the rollover of computer clocks with two-digit year fields when the year 2000 arrives. By December 31, 1999, the Company had successfully completed all of its Year 2000 preparedness measures.

     The costs that the Company incurred which were specific to the assessment and remediation of Year 2000 issues were not material. No special expenditures were required in the area of software or hardware; the Company's growth over the last several years had enabled the Company to purchase hardware and software that met Year 2000 compliance criteria. Some legal fees and educational expenses were incurred to heighten awareness and to help organize business activities to incorporate assessment and remediation. For the most part, however, Year 2000 issues were incorporated into other management routines, thereby minimizing extraordinary costs.

     The Company was very diligent to monitor the effects prior to and with the advent of the clock rollover to January 1, 2000 and subsequent time periods. The impact, if any, was negligible. The Company has not seen any negative effects of the rollover in the business it does with either its vendors or customers.

     While there is no guarantee that there will be no residual effect from the Year 2000 rollover, the Company believes that it would be minimal and within the ability of the Company to manage it without any noticeable impact to operations.

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

ITEM 7.  FINANCIAL STATEMENTS.
     See pages F-1 through F-28 for this information.

                           Vari-L Company, Inc.
                       Index to Financial Statements
                        December 31, 1999 and 1998

          Independent Auditor's Report                      F-1
          Balance Sheets                                    F-2 - F-3
          Statements of Income                              F-4
          Statements of Stockholders' Equity                F-5
          Statements of Cash Flows                          F-6
          Notes to Financial Statements                     F-7 - F-28

     Financials inserted here with separate page numbering F-1 to F-28.



                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------



To the Board of Directors and Stockholders
Vari-L Company, Inc.

     We have audited the accompanying balance sheets of Vari-L Company, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vari-L Company, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                        HAUGEN, SPRINGER & CO., P.C.



March 14, 2000
Denver, Colorado






                           VARI-L COMPANY, INC.

                              BALANCE SHEETS
                              (000'S OMITTED)

                                                      December 31,
                                                      ------------
                                                1999                1998
                                                ----                ----

ASSETS

Current Assets:
  Cash and cash equivalents                    $ 14,883          $  6,515
  Trade accounts receivable, less $123 and
    $23 allowance for doubtful accounts           4,762             4,417
  Inventories                                    10,255             7,901
  Prepaid expenses and other                      1,160             1,235
                                               --------          --------
          Total Current Assets                   31,060            20,068
                                               --------          --------

Property and Equipment:
  Machinery and equipment                        27,949            22,299
  Furniture and fixtures                          1,776             1,499
  Leasehold improvements                          8,544             7,797
                                               --------          --------
                                                 38,269            31,595

  Less accumulated depreciation and
    amortization                                  6,112             4,444
                                               --------          --------

          Net Property and Equipment             32,157            27,151
                                               --------          --------

Other Assets:
  Long-term inventories                             475               475
  Covenant not to compete                             -                33
  Patents, net of accumulated amortization
    of $258 and $141                              2,065             1,529
  ISO registration costs and other, net of
    accumulated amortization of $149 and $58      1,616             1,415
                                               --------          --------

          Total Other Assets                      4,156             3,452
                                               --------          --------

TOTAL ASSETS                                   $ 67,373          $ 50,671
============                                   ========          ========

                                                      (Continued)


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           VARI-L COMPANY, INC.

                              BALANCE SHEETS
                              (000'S OMITTED)

(Continued)                                           December 31,
                                                      ------------
                                                1999                1998
                                                ----                ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of long-term debt       $  1,070          $    832
  Financed insurance premiums                        38                22
  Trade accounts payable                          1,996             2,147
  Accrued expenses                                  602               684
                                               --------          --------

          Total Current Liabilities               3,706             3,685

Bank line of credit                               4,016             4,756
Long-term debt                                    6,099             5,901
Deferred income taxes                             3,730             3,904
                                               --------          --------

          Total Liabilities                      17,551            18,246
                                               --------          --------

Commitments and Contingencies
  (Notes 9, 10, 11, and 12)

Stockholders' Equity:
  Common stock, $.01 par value, 50,000
    shares authorized; 6,945 and 5,454
    shares issued and outstanding, respectively      69                54
  Paid-in capital                                36,064            22,085
  Retained earnings                              13,689            10,286
                                               --------          --------

          Total Stockholders' Equity             49,822            32,425
                                               --------          --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $ 67,373          $ 50,671
======================                         ========          ========

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                           VARI-L COMPANY, INC.

                           STATEMENTS OF INCOME
               (000'S OMITTED, EXCEPT FOR PER SHARE AMOUNTS)

                                                Years Ended December 31,
                                                ------------------------
                                                1999                1998
                                                ----                ----


Net sales                                      $ 24,281          $ 18,063

Cost of products sold                            11,007             8,100
                                               --------          --------

Gross profit                                     13,274             9,963
                                               --------          --------

Other income and expenses:
  General and administrative                      2,491             1,956
  Engineering                                     1,675             1,155
  Selling                                         2,750             2,085
  Profit sharing plan contribution                  188                 4
  Interest expense                                  899               663
  Interest income                                 (262)             (328)
  Other                                              32                70
                                               --------          --------

                                                  7,773             5,605
                                               --------          --------

Income before taxes                               5,501             4,358

Income taxes                                      2,098             1,662
                                               --------          --------

NET INCOME                                     $  3,403          $  2,696
==========                                     ========          ========


Basic earnings per share                      $    0.60         $    0.50
                                               ========          ========

Diluted earnings per share                    $    0.57         $    0.48
                                               ========          ========

              See Accompanying Notes to Financial Statements



                           VARI-L COMPANY, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY
                              (000'S OMITTED)


                                                                 Total
                                                                 Stock-
                         Number    Common   Paid-In   Retained  holders'
                       of Shares   Stock    Capital   Earnings   Equity
                       ---------   ------   -------   --------  --------

Balances 12/31/97         5,251    $   52  $ 20,193  $  7,590   $27,835

Stock options
  exercised                  48         1       390         -       391

Stock warrants
  exercised                 130         1     1,120         -     1,121

Issued under employee
  stock purchase plan        14         -        94         -        94

Issued under stock
  grant plan                 26         -       315         -       315

Shares repurchased          (5)         -      (27)         -      (27)

Net income                    -         -         -     2,696     2,696
                        -------   -------   -------   -------   -------

Balances 12/31/98         5,464        54    22,085    10,286    32,425

Stock options
  exercised                 780         8     7,416         -     7,424

Stock warrants
  exercised                 665         7     6,311         -     6,318

Issued under employee
  stock purchase plan        13         -        82         -        82

Issued under stock
  grant plan                 14         -        92         -        92

Issued to profit sharing
  plan                       13         -       101         -       101

Shares repurchased          (4)         -      (23)         -      (23)

Net income                    -         -         -     3,403     3,403
                        -------   -------   -------   -------   -------

Balances 12/31/99         6,945   $    69   $36,064   $13,689   $49,822
                        =======   =======   =======   =======   =======

              See Accompanying Notes to Financial Statements



                           VARI-L COMPANY, INC.

                         STATEMENTS OF CASH FLOWS
                              (000'S OMITTED)


                                                Years Ended December 31,
                                                ------------------------
                                                1999                1998
                                                ----                ----

Net cash provided by operating
  activities (Note 15)                       $ 3,801           $  4,398
                                             -------           --------

Cash flows from investing activities:
  Purchases of property and equipment        (6,674)            (9,957)
                                             -------           --------

    Net cash (used in) investing activities  (6,674)            (9,957)
                                             -------           --------

Cash flows from financing activities:
  Proceeds from long-term debt                 1,402              2,236
  Repayments of long-term debt                 (966)              (564)
  Proceeds from bank line of credit            1,680              4,434
  Repayments of bank line of credit          (2,420)            (1,491)
  Net borrowings for insurance financing          16                (2)
  Net proceeds from stock issuances           11,551              1,517
  Acquisition of treasury stock                 (22)               (27)
                                             -------           --------

    Net cash provided by financing
      activities                              11,241              6,103
                                             -------           --------

    Net increase in cash                       8,368                544

Beginning cash                                 6,515              5,971
                                             -------           --------

Ending cash                                  $14,883           $  6,515
                                             =======           ========

Supplemental disclosure of cash information:

  Cash paid for interest                     $   855           $    707
                                             =======           ========


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

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents include a money market mutual fund which is convertible to a known amount of cash.

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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

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

     Earnings Per Share
     ------------------

     Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

     Research and Development Costs
     ------------------------------

     Research and development costs are charged to expense when incurred. Research and development expense for the years 1999 and 1998 totaled $1,675,000 and $1,155,000, respectively.

     Valuation of Long-Lived Assets
     ------------------------------

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes guidelines for determining fair value based on undiscounted future net cash flows for the use of the asset and for the measurement of an impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

     Revenue Recognition
     -------------------

     The Company generally recognizes revenue when products are shipped. Occasionally, certain military/aerospace customers may request that they take delivery of products at the Company's facilities. Revenue for these orders is recognized when the products are ready for delivery. There were no significant amounts of these revenues at December 31, 1999 or 1998.

     Reclassifications
     -----------------

     Certain 1998 amounts have been reclassified as to conform with 1999 presentation.

NOTE 2 -  INVENTORIES
          -----------

     Inventories consisted of the following:

                                                      December 31,
                                                      ------------
                                                1999                1998
                                                ----                ----
                                                    (000's omitted)

          Finished goods                   $  3,181               2,174
          Work in process                     3,087               3,365
          Raw materials                       3,836               2,211
          Gold bullion                          151                 151
                                           --------            --------

                                           $ 10,255            $  7,901
                                           ========            ========

          Long-term inventories            $    475            $    475
                                           ========            ========

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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  PROPERTY, EQUIPMENT, AND OTHER ASSETS
          -------------------------------------

     During 1999 and 1998, the Company invested significant amounts in the remodeling of its leased facilities and expansion of its automated production capacity. The Company has capitalized certain direct and overhead costs related to these projects.

     Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives, which is generally 17 years.

     Other assets at December 31, 1999 and 1998 included costs related to the Company's efforts to obtain ISO 9001 registration for its commercial and military/aerospace operations. The registration was part of the Company's ongoing efforts to refine and advance the qualities of its products and manufacturing processes. These costs consisted of wages, travel, training, consulting, and related overhead costs. Registration of the Company's military/aerospace operations was successful in August 1999 and those costs totaled approximately $804,000. Registration of the Company's commercial operations was successful in January 1998 and those costs totaled approximately $844,000. These amounts are being amortized over a fifteen-year period beginning with the dates of registration.

NOTE 4 -  BANK LINE OF CREDIT AND LONG-TERM DEBT
          --------------------------------------

     The Company has credit facilities with two banking institutions. The first consists of a $6.0 million line of credit agreement. The second consists of two agreements, a $4.1 million term loan agreement and a $4.0 million revolving equipment term loan agreement.

     Line of Credit
     --------------

     The line of credit was restructured on May 18, 1999 to provide for borrowings of up to $6.0 million. Interest is payable monthly, calculated at prime. The line of credit matures April 30, 2001. At December 31, 1999, the outstanding balance due under the line of credit was approximately $4.016 million.

     The Company's accounts receivable, inventory, and general intangible assets secure the line of credit.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)
          --------------------------------------------------

     Term Loan
     ---------

     The Company's term loan has a floating rate of Libor plus 1.5% with fixed rate protection through an interest rate swap agreement which results in an all-in fixed rate of 7.75% through the maturity date of February 24, 2002. Monthly principal and interest payments of approximately $65,000 are required. At December 31, 1999, the balance due under the term loan was approximately $3.589 million.

     Revolving Equipment Term Loan
     -----------------------------

     The revolving equipment term loan provides for borrowings up to $4.0 million. Interest accrues on the outstanding principal balance of the revolving equipment term loan at prime plus .25 percent when advances are made under the revolver. These borrowings can be converted to term notes at rates which adjust to the three-year treasury note rate plus 1.95 percent. When converted, the term debt requires monthly principal and interest payments calculated on a seven-year amortization basis with a 42-month maturity. The revolving loan maturity date has been extended to February 13, 2000. As of December 31, 1999, the balance of the outstanding advances under the revolving loan that had been converted to term notes was approximately $3.498 million. Interest accrues on the outstanding principal balances of these term notes at rates ranging from 6.10 percent to 7.72 percent, and monthly principal and interest payments of approximately $57,000 are required.

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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)
          --------------------------------------------------

     Promissory Notes
     ----------------

     The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.75 percent to 8.50 percent. Monthly principal and interest payments totaling $2,826 are required. The notes mature from 2000 through 2003.

     Summary of Long-Term Debt
     -------------------------

     Long-term debt consists of the following:

                                                      December 31,
                                                      ------------
                                                1999                1998
                                                ----                ----
                                                    (000's Omitted)

     Term loan                              $  3,589          $   4,114
     Equipment term loan                       3,498              2,552
     Vehicle notes                                82                 67
                                            --------          ---------

                                               7,169              6,733
     Less current installments                 1,070                832
                                            --------          ---------

     Long-term portion                      $  6,099          $   5,901
                                            ========          =========


     Scheduled annual principal payments on the bank line of credit and long-term debt for each of the next five years are as follows (000's omitted):

               2000                 $   1,070
               2001                     5,864
               2002                     4,060
               2003                       184
               2004                         7

NOTE 5 -  STOCKHOLDERS' EQUITY
          --------------------

     Warrants exercised during 1999 and 1998 were issued in connection with a 1997 sale of convertible debentures. At December 31, 1999, all of these warrants had been exercised.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 -  INCOME TAXES
          ------------

     The provisions for income taxes consisted of:


                                                    December 31,
                                                    ------------
                                              1999                 1998
                                              ----                 ----
                                                    (000's Omitted)

          Deferred:      Federal            $  1,920            $  1,525
                         State                   178                 137
                                            --------            --------

          Total tax provisions              $  2,098            $  1,662
                                            ========            ========


     For the years ended December 31, 1999 and 1998, the Company had no current federal or state income tax liabilities due to net operating losses generated during those years. The operating losses resulted primarily from the income tax benefit of stock options exercised and the use of accelerated depreciation rates for tax purposes. The amount of the losses available for carryover at December 31, 1999 were approximately $7.7 million (federal) and $9.5 million (state), and expire in varying amounts through December 31, 2014.

     Significant components of deferred tax balances as of December 31, 1999 and 1998 were as follows:


                                                1999                1998
                                                ----                ----
                                                    (000's Omitted)

          Deferred tax liabilities:

          Depreciation and amortization       $ 4,874            $ 4,004
          Other, net                            1,793                799
                                              -------            -------

              Total deferred tax liabilities    6,667              4,803

          Deferred tax assets:

            Net operating loss carryovers       2,937                899
                                              -------            -------

              Net deferred tax liabilities    $ 3,730            $ 3,904
                                              =======            =======



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 -  INCOME TAXES (CONTINUED)
          ------------------------

     The differences between the U.S. federal statutory rate and the Company's effective tax rate are as follows:


                                                     1999      1998
                                                     ----      ----

     Federal statutory tax rate                    34.000%   34.000%

     State income taxes, net of federal benefit     3.135     3.300

     Officers' life insurance and other             1.005     0.830
                                                   -------   -------

     Effective tax rate                            38.140%   38.130%
                                                   =======   =======



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 -  EARNINGS PER SHARE
          ------------------

     The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per share:


                                     Income         Shares     Per Share
                                  (Numerator)   (Denominator)    Amount
                                  -----------   -------------  ---------
                                       (000's omitted)
                                       ---------------

     For the year ended
     ------------------
       December 31, 1999:
     --------------------

       Basic earnings per share    $  3,403          5,672       $    .60
                                                                 ========

       Effect of dilutive securities:
         Stock options                    -            264
         Warrants                         -             81
                                   --------       --------

       Diluted earnings per share  $  3,403          6,017       $    .57
                                    ========       ========      ========

     For the year ended
     ------------------
       December 31, 1998
     -------------------

       Basic earnings per share    $  2,696          5,407       $    .57
                                                                 ========

       Effect of dilutive securities:
         Stock options                    -            173
         Warrants                         -             30
                                   --------       --------

       Diluted earnings per share  $  2,696          5,610       $    .48
                                    ========       ========      ========


     At December 31, 1999, the Company had 6,945,483 common shares
     outstanding.   The Company issued 1,485,199 and purchased 3,850
     shares during 1999. For purposes of computing earnings per share, these shares were weighted for the period of time they were outstanding.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 -  STOCK COMPENSATION PLANS
          ------------------------

     The Company has three stock-based compensation plans which are described below. The Company applies APB No. 25 in accounting for its stock compensation plans. For 1999 and 1998, no compensation cost was recognized for the stock option portion of the plans. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced to the following proforma amounts:


                                                   1999        1998
                                                   ----        ----

     Net Income:              As Reported     $   3,403   $   2,696
                                              =========   =========

                              Pro Forma       $   1,742   $   1,824
                                              =========   =========

     Earnings Per Share:
                    Basic:    As Reported     $    .60     $    .50
                                              =========    =========

                              Pro Forma       $    .31     $    .34
                                              =========    =========

                    Diluted:  As Reported     $    .57     $    .48
                                              =========    =========

                              Pro Forma       $    .29     $    .33
                                              =========    =========


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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 -  STOCK COMPENSATION PLANS (CONTINUED)
          ------------------------------------

     Stock Option Plan (Continued)
     -----------------------------

     The fair value of each option grant is estimated on the grant date using a binomial option-pricing model with certain weighted-average assumptions which, for 1999 and 1998 respectively, were: expected volatility of 73 percent and 78 percent, risk-free interest rates of
     5.5 percent and 5.5 percent, and zero dividend yields for both years. The expected average remaining life of the options were seven years.

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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 -  STOCK COMPENSATION PLANS (CONTINUED)
          ------------------------------------

     Stock Option Plan (Continued)
     -----------------------------

     Following is a summary of the status of the stock option plan during 1999 and 1998:


                                               Number    Weighted Average
                                             of Options   Exercise Price
                                            ------------ ---------------
                                          (000's omitted)

     Outstanding at January 1, 1998              968          $  8.47
       Granted                                 1,043             7.68
       Exercised                                (49)             6.06
       Forfeited                                 (3)             8.61
                                             -------

       Outstanding at December 31, 1998        1,959              .78
                                             =======

       Options exercisable at December 31,
         1998                                  1,138             7.39
                                             =======

       Weighted average fair value of
         options granted during 1998         $ 2.43
                                             =======

       Outstanding at January 1, 1999          1,959             7.78
       Granted                                   565            18.49
       Exercised                               (788)             6.60
       Forfeited                                (29)             7.81
                                             -------

       Outstanding at December 31, 1999        1,707            11.68
                                             =======

       Options exercisable at December 31,
         1999                                    532             8.47
                                             =======

       Weighted average fair value of
         options granted during 1999        $ 15.01
                                             =======




                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 -  STOCK COMPENSATION PLANS (CONTINUED)
          ------------------------------------

     Stock Option Plan (Continued)
     -----------------------------

     Following is a summary of the status of stock options outstanding at December 31, 1999 (000's omitted for number of options):


                            Outstanding Options    Exercisable Options
                             ------------------    -------------------
                             Weighted
                             Average     Weighted              Weighted
      Exercise              Remaining    Average               Average
       Price               Contractual   Exercise              Exercise
       Range      Number       Life       Price     Number      Price
      --------    ------   -----------   --------   ------    ---------
  $ 2.21 - 2.83      26        3.8 Yrs    $ 2.21      26       $ 2.21
    2.83 - 5.65       3        5.1          4.73       3         4.73
    5.65 - 8.48     384        7.3          7.53     165         8.20
    8.48 -11.30     738        7.8          8.90     331         9.00
   11.30 -14.13       4        6.6         12.53       4        12.53
   14.13 -16.96       1        6.1         15.87       1        15.87
   16.96 -19.78     551       10.0         18.76       2        18.26
                   ----                             ----

                  1,707                              532
                   ====                             ====


     The Company obtained an income tax deduction for the difference between the market value of the shares issued and exercise prices of options exercised during 1999 and 1998. The amount of the deduction was approximately $5.984 million for 1999 and $265,000 for 1998. The income tax benefit of the deductions have been credited to paid-in capital.

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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 -  STOCK COMPENSATION PLANS (CONTINUED)
          ------------------------------------

     Employee Stock Purchase Plan (Continued)
     ----------------------------------------

     Employee withholdings during 1998 were approximately $82,000 and were used to purchase 12,773 shares which were issued January 1999. Withholdings during 1999 were approximately $50,000. During January 2000, these withholdings were used to purchase 7,471 shares.

     Compensation cost for the SFAS No. 123 pro forma amounts was estimated using a binomial option-pricing model with certain assumptions similar to those used for the stock option plan. The weighted-average fair value of those purchase rights granted in 1999 and 1998 was $2.05 and $2.07 per share, respectively.

     Stock Grant Plan
     ----------------

     During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Company's Board of Directors. During 1999 and 1998, those members received grants for 1,800 and 1,500 common shares, respectively. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

     In connection with the executive employment agreements described in
     Note 12, the Compensation Committee granted stock bonuses of 25,000 shares to each of the Company's two senior officers. The grants are subject to a vesting schedule whereby three-quarters of the shares were vested during 1997, 1998 and 1999. The remaining shares are scheduled to vest in 2000. Additionally, the Company is liable for income and payroll taxes attributable to the stock bonuses.

     The grants are subject to forfeiture provisions related to fulfillment of various terms of the employment agreements.
     Accordingly, the Company is amortizing the cost of the stock bonuses over the four-year term of the employment agreements. At December 31, 1999, the unamortized portion of this cost was approximately $437,000, and was included in prepaid expenses.




                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 -  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     Nonrelated Party Leases
     -----------------------

     The Company leases certain of its office and manufacturing facilities under long-term operating leases. Minimum future annual lease payments over the next five years are as follows:

                              (000's omitted)

                    2000                    $  643
                    2001                       647
                    2002                       584
                    2003                       518
                    2004                       518
                                            ------

                                            $2,910
                                            ======

     Annual rent expense on these leases was approximately $654,000 for 1999 and $639,000 for 1998.

     Related Party Leases
     --------------------

     Certain facilities are leased under long-term operating leases from the Company's chairman and from a partnership in which he is a partner. Minimum future annual lease payments over the next five years are as follows:

                              (000's omitted)

                    2000                    $  169
                    2001                       169
                    2002                       169
                    2003                       169
                    2004                       130
                                            ------

                                            $  806
                                            ======

     Rent expense on these leases was approximately $169,000 for 1999 and $127,000 for 1998.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------

     Contingencies
     -------------

     The Company is contingently liable for guarantees of indebtedness owed by senior officers to a former officer. The amount of this contingent liability at December 31, 1999 was approximately $169,000.

NOTE 10 - AGREEMENTS WITH FORMER OFFICER
          ------------------------------

     The Company was party to an agreement with one of its former officers. Among other items, the agreement provided for a severance package, a consulting agreement, and a covenant not to compete against the Company.

     This agreement was dated November 1996 and was entered into in connection with the employment agreements described in Note 12. The Company capitalized $99,581 as the cost of the covenant not to compete, which represented the total amount of severance pay due the former officer. The covenant was being amortized using the straight-line method over the three year life of the covenant. As of December 31, 1999, these amounts were amortized in full.

NOTE 11 - RELATED PARTY TRANSACTIONS
          --------------------------

     As described in Note 9, the Company leases certain facilities from the Company's chairman and a partnership in which he is a partner.

NOTE 12 - EMPLOYMENT AGREEMENTS
          ---------------------

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



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 12 - EMPLOYMENT AGREEMENTS (CONTINUED)
          ---------------------------------

     benefit of 25 percent of his annual base salary. Each of the agreements provide for a bonus of 25,000 shares of the Company's stock, 75 percent of which was vested on June 1, 1997, April 6, 1998, and March 12, 1999, with the remaining 25 percent vesting on April 15, 2000, if the senior officer achieves performance goals set by the Compensation Committee. All unvested stock bonuses and options and stock appreciation rights previously granted to the senior officers will fully vest in the event of a change of control of the Company or an involuntary termination. In addition, the officers have agreed they will not compete against the Company for a period of one year after termination or expiration of their respective employment agreements, or the period covered by any severance allowance, consulting arrangement or retirement benefit, whichever is greater. The Company's Board of Directors has determined that amounts payable to the officers under the severance pay provisions of the agreements is adequate consideration for the officers' covenants not to compete.

     As described in Note 10, another senior officer retired during November of 1996. The Company and the retiring officer entered into a consulting and severance agreement providing for nine months salary payable over the first year of a three year consulting relationship in lieu of the benefits provided by the senior officer's employment agreement.

NOTE 13 - FINANCIAL INSTRUMENTS AND CONCENTRATIONS
          ----------------------------------------
          OF CREDIT RISK
          --------------

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's products are sold to original equipment manufacturers of communications equipment, either in the military or commercial marketplace. In 1999 and 1998, the Company two largest customers accounted for approximately 37 percent and 27 percent, respectively, of total sales. For 1999, sales to these two customers totaled approximately $5.2 million and $3.6 million, respectively. The accounts receivable at December 31, 1999 for these same two customers was approximately $1,045,000 and $487,000, respectively. The Company performs credit evaluations of its customers but generally does not require collateral. Receivables due from foreign customers are generally insured by a private indemnity company. Otherwise, letters of credit are required of foreign customers.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 13 - FINANCIAL INSTRUMENTS AND CONCENTRATIONS
          ----------------------------------------
          OF CREDIT RISK (CONTINUED)
          --------------------------

     The Company attributes sales to foreign customers based on the country to which products are shipped. During 1999 and 1998, the Company made sales to customers located in 19 different foreign countries, as follows (000's omitted):


                                              1999      1998
                                              ----      ----

               England                     $ 5,920   $ 3,753
               Finland                       1,698       588
               Sweden                        1,185       687
               Canada                          686       194
               Other                         3,137     2,726
                                           -------   -------

                                           $12,626   $ 7,948
                                           =======   =======


     At times, cash balances in operating checking accounts may exceed federally insured limits. At December 31, 1999, the Company had approximately $9 million invested in a U.S. government securities money market fund and a $151,000 gold bullion investment. The money market fund invests in United States government securities and is not otherwise federally insured. The gold bullion investment is held in street name by a national broker and is not federally insured.

     Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet, is required by SFAS No. 107. The carrying amounts of cash and cash equivalents and gold bullion approximate fair value.

     The Company estimates the fair value of short- and long-term debt using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements. The carrying amounts of the Company's short-and long-term debt at December 31, 1999 approximate their fair values. The fair value of contingent liabilities is based on the amounts of the underlying instruments, which approximates the amounts disclosed in Note 9.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS
          ----------------

     During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's stock, are determined by the Board of Directors at its sole discretion. During 1999, the Company contributed stock and cash of $188,000 to the plan. During 1998, the Company contributed cash of $4,000 to the plan.

     During 1998, the Company adopted a 401(k) plan to which employees may contribute up to 15 percent of their pay. Although the Company may make matching contributions to the plan, none were made in 1999 or 1998.



                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 15 - RECONCILIATION OF NET INCOME TO NET
          -----------------------------------
          CASH PROVIDED BY OPERATING ACTIVITIES
          -------------------------------------

     The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 1999 and 1998 is as follows:

                                               December 31,
                                               ------------
                                        1999                 1998
                                        ----                 ----
                                             (000's omitted)


Net Income                              $3,403              $2,696
                                        ------              ------

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
     Depreciation of property and
       equipment                         1,668               1,131
     Amortization of other assets          209                 109
     Deferred income taxes               2,098               1,662
     Amortization of covenant not to
       compete                              33                  33
     Stock contribution to profit
       sharing plan                        101              -
     Changes in assets and liabilities:
       (Increase) decrease in accounts
       receivable                         (345)                756
       (Increase) in inventories        (2,354)             (1,064)
       Decrease (increase) in prepaid
       expenses and other current
       assets                              167                 (47)
     (Increase) in patents and
        other assets                      (946)             (1,230)
     (Decrease) increase in accounts
       payable                            (151)                296
     (Decrease) increase in accrued
       expenses                            (82)                 56
                                        -------             -------

     Total adjustments                     398               1,702
                                        ------              -------

Net cash provided by operating
  activities                            $3,801              $4,398
                                        ======              =======




                           VARI-L COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 16 - CHINA JOINT VENTURE
          -------------------

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

     The Company had capitalized approximately $356,000 of costs related to this activity through December 31, 1998. Upon receipt of the patent protection, the Company began amortizing these costs over a 17-year period, and these costs are included in patent costs at December 31, 1999 and 1998.

NOTE 17 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
          ----------------------------------------------

     In the first quarter of 1999, the Company implemented the following statements of Position (SOP) issued by the American Institute of Certified Public Accountants Accounting Standards Executive
     Committee: SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provided guidelines on the accounting for internally developed computer software, and SOP 98-5, Reporting on the Costs of Start-Up Activities, which required that the costs of start-up activities be expensed as incurred. The adoption of these Statements of Position did not have a material impact on the Company's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities by requiring that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income. The effective date of this pronouncement, originally for fiscal years beginning after June 15, 1999, has been delayed to fiscal years beginning after June 15, 2000, with the issuance of SFAS No. 137 in June 1999. Assuming that the Company's current minimal involvement in derivatives continues after the implementation date of this statement, the Company believes that the future adoption of this statement will not have a material impact on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address.
     The Company will adopt SAB No. 101 on January 1, 2000, as required, and does not expect such adoption to have a material impact on its financial statements.



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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description
 ----------    -----------

         3.1a Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Registrant's Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

         3.1b Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to Registrant's Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference..

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

         10.4 Amended and Restated Tandem Stock Option and Stock
              Appreciation Rights Plan, effective as of June 18, 1999 filed as Exhibit 4 to the Registrant's Form S-8
              Registration Statement (No. 333-81915) and incorporated herein by reference.

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

        10.17 Lease Agreement dated March 12, 1997 between the
              Company and Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended
              September 30, 1997 and incorporated herein by reference.

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

        10.28 Employee Stock Purchase Plan effective as of
              December 31, 1998 filed as Exhibit 10.28 to the
              Registrant's Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

        10.29 Letter Agreement between the Company and Norwest
              Bank, Colorado, N.A. dated May 18, 1999 as Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

          23 Consent of Haugen, Springer & Co. to the incorporation by reference of their financial statements in the Registrant's Form S-8 Registration Statements (No. 33-88666), (No. 33-81045), (No. 333-45137) and (No. 333-81915)
              and the Registrant's Form S-3 Registration Statement (No. 333-25173).

          27  Financial Data Schedule

Reports on Form 8-K
--------------------

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


/s/ Joseph H. Kiser                          Date:  March 30, 2000
---------------------------------------
Joseph H. Kiser, Chairman of the Board,
Chief Scientific Officer
and Director


/s/ David G. Sherman                         Date: March 30, 2000
----------------------------------------
David G. Sherman, President,
Chief Executive Officer, Principal Executive
Officer and Director


/s/ Jon L. Clark                             Date: March 30, 2000
----------------------------------------
Jon L. Clark, Vice President of Finance,
Chief Financial Officer and Principal
Accounting and Financial Officer


/s/ Sarah L. Booher                          Date: March 30, 2000
----------------------------------------
Sarah L. Booher, Director
Date: March 30, 2000
David A. Lisowski, Director


/s/ Anthony B. Petrelli                      Date: March 30, 2000
----------------------------------------
Anthony B. Petrelli, Director
Date: March 30, 2000
Jae Shim, Director