Form 10-Q
period 2000-03-31
VARI L CO INC
filed 2000-05-22
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   Commission File No. 0-23866
March 31, 2000

                           VARI-L COMPANY, INC.

          (Exact name of Registrant as specified in its charter.)

      Colorado                               06-0679347
(State of Incorporation)        (I.R.S. Employer identification No.)

                            4895 Peoria Street
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

                           Yes  [X]     No  [ ]


          The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:

Class of Securities                    Outstanding Securities
  $0.01 par value                        7,069,188  shares
   Common shares

                       PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           VARI-L COMPANY, INC.
                              BALANCE SHEETS
                   MARCH 31, 2000 AND DECEMBER 31, 1999
                              (000's Omitted)

                                  3/31/00          12/31/99
ASSETS                          (Unaudited)       (Restated)
------                           ----------        --------

Current Assets:
 Cash and cash equivalents        $11,800           $ 14,883
 Trade receivables,
  less $223 and $123
  allowance for doubtful
  accounts                           5,636             4,762
 Inventories                        11,946            10,255
 Prepaid expenses and other          2,056             1,160
                                  --------           -------
     Total Current Assets           31,438            31,060
                                  --------           -------

Property and Equipment:
 Machinery and equipment            28,747            27,673
 Furniture and fixtures              1,838             1,776
 Leasehold improvements              8,747             8,544
                                  --------           -------
                                    39,332            37,993
 Less accumulated depreciation
   and amortization                (6,591)           (6,112)
                                  --------           -------
     Net Property and Equipment     32,741            31,881
                                  --------           -------

Other Assets:
 Long-term inventories                 475               475
 Patents, net of accumulated
   amortization of $293 and $258    2,256              2,065
 ISO registration costs and other,
  net of accumulated amortization
  of $176 and $149                  1,589              1,616
                                  --------           -------
     Total Other Assets             4,320              4,156
                                  --------           -------

TOTAL ASSETS                      $68,499           $ 67,097
                                  ========           =======

                                                  (Continued)


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           VARI-L COMPANY, INC.
                         BALANCE SHEETS, CONTINUED
                   MARCH 31, 2000 AND DECEMBER 31, 1999
                              (000's Omitted)

                                  3/31/00          12/31/99
                                (Unaudited)       (Restated)
                                 ----------        --------

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
 Current installments of
   long-term debt                 $     24          $  1,070
 Financed insurance premiums           155                38
 Trade accounts payable              2,464             1,996
 Accrued expenses and other            250               602
 Income taxes payable                  682                 0
                                  --------           -------
     Total Current Liabilities       3,575             3,706
Bank line of credit                  9,500             4,016
Long-term debt                          55             6,099
Deferred income taxes                3,614             3,641
                                  --------           -------
     Total Liabilities              16,744            17,435
                                  --------           -------

Stockholders' Equity:
 Common stock, $.01 par value,
   50,000 shares authorized;
   7,069 and 6,945 shares
   outstanding, respectively            71                69
 Paid-in capital                    37,050            36,064
 Retained earnings                  14,634            13,529
                                  --------           -------
     Total Stockholders' Equity     51,755            49,662
                                  --------           -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 68,499          $ 67,097
                                  ========           =======



              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                           VARI-L COMPANY, INC.
                           STATEMENTS OF INCOME
                     FOR THE THREE MONTH PERIODS ENDED
                    MARCH 31, 2000 AND  MARCH 31, 1999
               (000's omitted, except for per share amounts)



Three Months                    Three Months
                                   Ended            Ended
                                  3/31/00          3/31/99
                                (Unaudited)      (Unaudited)
                                 ----------       ---------

Net sales                         $  7,866          $  5,313

Cost of products sold                3,589             2,366
                                  --------           -------

Gross profit                         4,277             2,947
                                  --------           -------

Other costs and expenses:
 General and administrative            966               477
 Engineering                           564               334
 Selling                               869               618
 Interest expense                      239               243
 Interest income                     (146)              (68)
 Profit sharing plan contribution        4               108
 Other                                 (6)                16
                                  --------           -------
                                     2,490             1,728
                                  --------           -------

Income before taxes                  1,787             1,219

Income taxes                           682               465
                                  --------           -------

NET INCOME                               $          1,105  $     754
==========                                          ========
=======


Basic earnings per share          $   0.16          $  0.14
                                  ========           =======
Basic weighted average
 shares outstanding                  7,014             5,488
                                  ========           =======

Diluted earnings per share        $   0.15          $  0.14
                                  ========           =======
Diluted weighted average
 shares outstanding                  7,586             5,580
                                  ========           =======


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                           VARI-L COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTH PERIODS ENDED
                    MARCH 31, 2000 AND  MARCH 31, 1999
                              (000's Omitted)


                                Three Months     Three Months
                                   Ended            Ended
                                  3/31/00          3/31/99
                                (Unaudited)      (Unaudited)
                                 ----------       ----------

Net cash (used by) provided
 by operating
 activities (Note 7)              $(1,243)          $    352
                                  --------           -------
Cash flows from investing
 activities:
 Purchases of property
  and equipment                    (1,339)           (1,468)
                                  --------           -------
     Net cash used in investing
          activities               (1,339)           (1,468)
                                  --------           -------

Cash flows from financing activities:
 Increases in long-term debt             0               733
 Repayments of long-term debt      (7,090)             (260)
 Borrowings under bank line
  of credit                          9,500               900
 Repayments under bank line
  of credit                        (4,016)           (1,250)
 Net borrowings for insurance
   financing activities                117                59
 Treasury stock purchase                 0              (22)
 Net proceeds from stock issuances     988                85
                                  --------           -------
     Net cash (used by) provided
          by financing activities    (501)               245
                                  --------           -------

     Net (decrease) in cash        (3,083)             (871)

Beginning cash                      14,883             6,515
                                   -------           -------

ENDING CASH                       $11,800           $  5,644
                                  ========           =======


Supplemental disclosure of cash flows
 information:

 Cash paid for interest           $    260          $    275
                                  ========           =======

 Cash paid for income taxes       $      0          $      0
                                  ========           =======


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

NOTE 1 - FINANCIAL PRESENTATION
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and notes thereto.

Subject to the potential adjustments reference in the Company's Form 8-K filed May 17, 2000, in the opinion of management, the accompanying interim, unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations, and its cash flows for the three months ended March 31, 2000 and March 31, 1999. Except as described in Note 8 below, all adjustments made are of a normal recurring nature.

NOTE 2 - INVENTORIES
Inventories consist of the following:


                                     (000's Omitted)
                              -----------------------------
                               3/31/00           12/31/99
                             (Unaudited)        (Audited)
                              ---------          -------

   Finished goods             $ 3,007           $  3,181
   Work in process              3,240              3,087
   Raw materials                5,548              3,836
   Gold bullion                   151                151
                              -------            -------
                              $11,946           $ 10,255
                              =======            =======
   Long-term inventories      $   475           $    475
                              =======            =======


NOTE 3 - INCOME TAXES
Income tax expense reflects effective tax rates of 38.14% for 2000 and 38.13% for 1999.

NOTE 4 - CREDIT FACILITY
The Company formerly had two credit facilities, a line of credit with one banking institution and a second facility, consisting of a term loan and a revolving equipment term loan, with a second banking institution. On March 24, 2000, the Company restructured its credit facilities by closing its line of credit with one banking institution and establishing a new, $20 million Revolving Loan Agreement with a 30-month maturity with the second banking institution referred to above. Proceeds from the first advance on the new Revolving Loan Agreement of $9.5 million were used to pay off the previous line of credit ($16,000), the previous term loan and revolving equipment term loans ($6.8 million), replenish marketable securities for prior purchases of equipment ($2.0 million) and for working capital ($.7 million).

The Revolving Loan Agreement provides for borrowings of up to $20 million. The Company has several interest rate options available: 1) floating prime, payable monthly, 2) 30-day LIBOR plus 2.5%, payable monthly, 3) three-month, six-month or twelve-month LIBOR plus 2.25%, payable quarterly. The Company and the banking institution are discussing various interest rate agreements, designed to mitigate interest rate risk to the Company, which agreement has not yet been finalized. The Revolving Loan agreement is secured by all of the Company's assets and matures September 30, 2002. At March 31, 2000, the outstanding balance due under the Revolving Loan Agreement totaled $9.5 million, including $0.5 million at the Prime Rate Option, $3.4 million at the 30-day LIBOR plus 2.5% (8.6325%) option, and $5.6 million at the 90-day LIBOR plus 2.25% (8.53%) option.

                                                  Continued

                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 5 - STOCK COMPENSATION PLANS
The Company has three stock-based compensations plans: a stock option plan, an employee stock purchase plan and a stock grant plan.

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

In the three months ended March 31, 2000, the Company granted 6,000 options pursuant to the plan. 115,784 options were exercised in the quarter.

Employee Stock Purchase Plan
----------------------------
Under the Company's employee stock purchase plan, eligible employees may contribute up to 10 percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair value of the stock on specified dates. A total of 800,000 shares were reserved under the plan and the maximum number of shares to be issued is 200,000 per year. For the plan year 1999, a total of 7,471 shares were issued in January 2000 at $6.72 per share.

Stock Grant Plan
----------------
During 1996, the Company adopted a stock grant plan under which stock grants can be made to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock grant plan. The plan provides for automatic grants of 50 shares per month to nonmanagement members of the Company's Board of Directors. During the first quarter of 2000, those members received grants for 450 shares. Compensation cost charged to operations was measured by the fair market value of the stock on the date of the grants.

In connection with certain executive employment agreements, the Compensation Committee granted stock bonuses of 25,000 shares to each of the Company's two senior officers. The grants are subject to a vesting schedule whereby three-quarters of the shares were vested during 1997, 1998 and 1999. Shares are granted only as earned pursuant to the vesting schedule in the employment agreements. The remaining shares are scheduled to vest in 2000 subject to forfeiture provisions related to fulfillment of performance goal set by the Committee in accordance with the employment agreements. Additionally, the Company is liable for income and payroll taxes attributable to the stock bonuses. Accordingly, the Company is amortizing the cost of the stock bonuses over the term of the employment agreements. As of March 31, 2000, the unamortized, prepaid expense portion of this cost was approximately $328,000.


                                                  Continued

                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 6 - RECONCILIATION OF NET INCOME TO NET CASH
         (USED BY) PROVIDED BY OPERATING ACTIVITIES
The reconciliation of net income to net cash (used by) provided by operating activities for the three months ended March 31, 2000 and March 31, 1999 is as follows:


                                     (000's Omitted)
                           Three Months          Three Months
                              Ended                 Ended
                             3/31/00               3/31/99
                           (Unaudited)           (Unaudited)
                            ----------            ----------

Net Income                          $               1,105  $        754
                              -------                -------
Adjustments to reconcile net
 income to net cash used in
 operating activities:
   Depreciation and
     amortization                 542                    377
   Amortization of covenant
     not to compete                 0                      8
   Stock contribution to
     profit sharing plan            0                    101
   Changes in assets
    and liabilities:
     (Increase) decrease in
      accounts receivable       (874)                    618
     (Increase) decrease in
      inventories             (1,691)                     41
     (Increase) in prepaid
      expenses and other        (896)                  (836)
     (Increase) in patents
      and other assets          (227)                  (139)
     Increase (decrease)
      in accounts payable         468                  (620)
     (Decrease) in accrued
      expenses                  (352)                  (417)
     Increase in income
      taxes payable               682                    465
                              -------                -------
     Total adjustments        (2,348)                  (402)
                              -------                -------

NET CASH (USED BY) PROVIDED BY
 OPERATING ACTIVITIES         $(1,243)              $    352
                              =======                =======


                                                  Continued




                           VARI-L COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of the net income (numerator) and number of shares (denominator) for the computations of basic and diluted earnings per shares:

                                 (000's Omitted)
                            -------------------------
     For the quarter ended March 31, 1999
     ------------------------------------
                              Income         Shares    Per Share
                           (Numerator)   (Denominator)   Amount
                            ----------    ------------ ---------

     Basic earnings per share $   754         5,488       $0.14
     Effect of dilutive stock
      options                       0            92
                               ------        ------
     Diluted earnings
      per share               $   754        5,580        $0.14
                               ======        ======

     For the quarter ended March 31, 2000
     ------------------------------------
                              Income         Shares    Per Share
                           (Numerator)   (Denominator)   Amount
                            ----------    ------------ ---------

     Basic earnings per share $ 1,105         7,014       $0.16
     Effect of dilutive stock
      options                       0           572
                               ------        ------
     Diluted earnings
      per share               $ 1,105         7,586       $0.15
                               ======        ======

At March 31, 2000, the Company had 7,069,188 common shares outstanding.
During the                     three months ended March 31, 2000, the
Company issued 123,705 shares. For purposes of computing earnings per share, the shares issued during the period were weighted for the period of time they were outstanding.

NOTE 8  SUBSEQUENT EVENTS
On May 17, 2000, the Company filed a Form 8-K disclosing its intent to restate its revenue and income for fiscal year 1997 and to make resulting adjustments to its balance sheet for subsequent periods. The balance sheet data as of March 31, 2000 and December 31, 1999 reflect these adjustments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three months ended
------------------
March 31, 2000 and March 31, 1999
---------------------------------

TOTAL REVENUES

Sales revenue increased approximately $2.7 million (48%) in the three months ended March 31, 2000 as compared with the three months ended March 31, 1999, from $5.3 million to $7.9 million The strong increase in sales reflects a significant increase in demand for signal source components and special assemblies used in commercial wireless infrastructure. Demand has been driven by the rapid build out of international wireless networks, the upgrading of domestic networks to satisfy higher bandwidth requirements and the recent emergence of "last-mile" point-to-point/multipoint radio networks including local multipoint service distribution ("LMDS") and multipoint multimedia service distribution ("MMDS").

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

In the first three months of 2000, the composition of sales revenue was 3% MSP, 8% MSS, less than 1% MSA, 77% CSS, 4% CSP, 5% SSS and 3% CSA. In the first three months of 1999, the composition of sales revenue was 6% MSP, 7% MSS, less than 1% MSA, 68% CSS, 7% CSP, 12% SSS and less than 1% CSA.

                            COST OF GOODS SOLD

Cost of goods sold, as a percent of sales revenue, was 46% and 45% in the
three months ended March 31, 2000 and 1999, respectively.   The increase
in the cost of goods sold for the period ended March 31, 2000 primarily resulted from increased sales performance bonuses rewarded to the Company's employees.

                      SELLING AND ENGINEERING EXPENSE

Selling expenses increased approximately $251,000, or 41%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, primarily reflecting commissions on approximately $2.6 million in increased sales in the quarter and increased personnel in the Sales Department. The Company continues to actively advertise and travel to promote its product lines.

Engineering expenses increased approximately $230,000, or 69%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. These increases reflect ongoing improvements to the engineering department, including increased engineering staff and related equipment costs and expenses to support new product development and expansion of existing product lines and overall increased production bonuses rewarded by the Company to its employees.

               GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

General and administrative expenses increased approximately $489,000, or 103%, for the three months ended March 31, 2000 as compared to the three
months ended March 31, 1999.   The primary increases in G&A expenses were
a $100,000 increase in the reserve for uncollectible accounts receivable, a $100,000 increase in shareholder expenses due to increased board of director and committee activity, and related legal and accounting costs, and a $200,000 increase in staffing expenses, including wages and bonuses, in corporate administration, finance, human resources, and management information systems.

Other expenses decreased approximately $22,000 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

                        INTEREST INCOME AND EXPENSE

The Company manages its credit facility and money fund in tandem.

Interest income is earned on the Company's short-term investments in a U.S. government securities money fund purchased with proceeds from its March 1997 convertible debenture offering as well as subsequent exercises of warrants and employee stock options.

Interest income increased approximately $78,000, or 115%, to approximately $146,000, in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. A significant portion of the proceeds from the exercises of warrants and employee stock options in the fourth quarter of 1999 were invested in the money fund.

Interest expense decreased approximately $4,000 (2%) for the three months ended March 31, 2000 as compared with the three months ended March 31,
1999.   Although long-term debt was higher in the first quarter of 2000 compared to the first quarter of 1999, $4.0 million of the proceeds from the exercises of warrants and employee stock options was used to pay down the Company's line of credit during the first quarter of 2000.

                       DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $165,000 (44%) for the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. The increase reflects depreciation on increased investments in property, equipment and leasehold improvements and other assets such as patents and ISO registration costs. Depreciation and amortization expense is expected to continue to increase as a result of these and future capital investments.


FINANCIAL CONDITION

                                 LIQUIDITY

At March 31, 2000, the Company's working capital was $27.9 million compared to $27.4 million at December 31, 1999. The Company's current ratio was 8.8 to 1 as of March 31, 2000 and 8.4 to 1 at December 31, 1999.

                             CAPITAL RESOURCES

The Company formerly had two credit facilities, a line of credit with one banking institution and a second facility, consisting of a term loan and a revolving equipment term loan, with a second banking institution. On March 24, 2000, the Company restructured its credit facilities by closing its line of credit with one banking institution and establishing a new, $20 million Revolving Loan Agreement with a 30-month maturity with the second banking institution referred to above. Proceeds from the first advance on the new Revolving Loan Agreement of $9.5 million were used to pay off the previous line of credit ($16,000), the previous term loan and revolving equipment term loans ($6.8 million), replenish previous expenditures of marketable securities which had been used for purchases of equipment ($2.0 million) and for working capital ($.7 million).

The Revolving Loan Agreement provides for borrowings of up to $20 million. The Company has several interest rate options available: 1) floating prime, payable monthly, 2) 30-day LIBOR plus 2.5%, payable monthly, 3) three-month, six-month or twelve-month LIBOR plus 2.25%, payable quarterly. The Company and the banking institution are discussing various interest rate agreements, designed to mitigate interest rate risk to the Company, which agreement has not yet been finalized. The Revolving Loan agreement is secured by all of the Company's assets and matures September 30, 2002. At March 31, 2000, the outstanding balance due under the Revolving Loan Agreement totaled $9.5 million, including $0.5 million at the Prime Rate Option, $3.4 million at the 30-day LIBOR plus 2.5% (8.6325%) option, and $5.6 million at the 90-day LIBOR plus 2.25% (8.53%) option.

The Company finances certain of its annual insurance premiums through a financing company. The amounts due under these loans totaled approximately $155,000 as of March 31, 2000 and are paid in monthly installments of $23,913 with interest rates ranging from 7.845% and 8.3%.

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


                                  BACKLOG

Total backlog of unfilled firm customer orders ("backlog") at March 31, 2000 was $22.9 million compared with $16.8 million at March 31, 1999. Backlog at December 31, 1999 was $22.6 million.

                             YEAR 2000 ISSUES

The Company gave serious attention to the potential problems that could have arisen from the rollover of computer clocks with two-digit year fields when the year 2000 arrived. By December 31, 1999, the Company had successfully completed all of its Year 2000 preparedness measures.

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

While there is no guarantee that there will be no residual effect from the Year 2000 rollover, the Company believes that any such effect will be minimal and within the ability of the Company to manage without a noticeable impact to operations.

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


ITEM 1         LEGAL PROCEEDINGS
               None

ITEM 2         CHANGES IN SECURITIES
               None

ITEM 3         DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5         OTHER INFORMATION
               None

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits
                          Exhibit  10 Revolving Loan Agreement,  Revolving
                 Note and General Security Agreement between the Company and Bank One, Colorado, N.A. dated March 24, 2000
                 Exhibit 27     Financial Data Schedule
                 Exhibit 99     Letter from Haugen, Springer & Co.

               (b)  Reports on Form 8-K
                 None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 22, 2000                /s/Jon L. Clark
                                   Jon L. Clark, V.P. Finance
                                   and Principal Financial Officer


                               EXHIBIT INDEX


No.  Description
---  -----------

10   Revolving  Loan  Agreement,  Revolving  Note  and  General   Security
     Agreement between the Company and Bank One, Colorado, N.A. dated March 24, 2000

27   Financial Data Schedule

99   Letter from Haugen, Springer & Co.

All of the foregoing exhibits are filed herewith electronically.