Form 10-Q/A
period 2000-03-31
VARI L CO INC
filed 2001-02-14
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                    Commission File No. 0-23866
March 31, 2000

                              VARI-L COMPANY, INC.

                  (Exact name of Registrant as specified in its
                                   charter.)

          Colorado                                  06-0679347
    ------------------------            ------------------------------------
    (State of Incorporation)            (I.R.S. Employer identification No.)

                               4895 Peoria Street
                             Denver, Colorado 80239
                             ----------------------
                    (Address of principal executive offices)

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

                           Yes         No   X
                              -------    -------

                  The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:

       Class of Securities                      Outstanding Securities
       -------------------                      ----------------------
         $0.01 par value                           7,069,188  shares
          Common shares

                              VARI-L COMPANY, INC.

                                 March 31, 2000

                                      Index



Part I.           Financial Information

     Item 1.      Financial Statements:

        Balance Sheets, March 31, 2000 and December 31, 1999 (unaudited)                           2

        Statements of Operations, Three months ended March 31, 2000 and 1999 (unaudited)           3

        Statements of Stockholders' Equity, Three months ended March 31, 2000 and
             year ended December 31, 1999 (unaudited)                                              4

        Statements of Cash Flows, Three months ended March 31, 2000 and 1999 (unaudited)           5

        Notes to Financial Statements                                                              6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           15

     Item 3.      Qualitative and Quantitative Disclosures about Market Risk                      19

     The unaudited interim financial statements included herein have not been reviewed by the Company's independent accountants as required by Rule
     210.10-01 of Regulation S-X, which became effective for interim procedures ending after March 15, 2000. The Company has been informed by its independent accountants that they are not able to complete the review procedures required under Statement of Auditing Standards No. 71 for periods prior to June 30, 2000 based on their determination that the internal controls over inventory accounting and management systems prior to June 30, 2000 was not sufficiently reliable to enable them to perform review procedures on the Company's inventory.

Part II.          Other Information

     Item 1       Legal Proceedings                                                               20

     Item 2       Changes in Securities                                                           21

     Item 3       Defaults Upon Senior Securities                                                 21

     Item 4       Submission of Matters to a Vote of Security Holders                             21

     Item 5       Other Information                                                               21

     Item 6       Exhibits and Reports on Form 8-K                                                22

                          PART I FINANCIAL INFORMATION

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999

                                  (unaudited)

                               (restated - note 2)

                                                                                   MARCH 31,       DECEMBER 31,
                                ASSETS                                               2000              1999
                                                                                 ------------      ------------
Current assets:
   Cash and cash equivalents                                                     $ 11,766,295        14,721,048
   Trade accounts receivable, less allowance for doubtful                           4,923,972         4,075,990
     accounts of $215,472 and $208,156, respectively
   Inventories (note 3)                                                             5,757,503         4,465,102
   Prepaid expenses and other current assets                                           72,546            22,474
                                                                                 ------------      ------------

           Total current assets                                                    22,520,316        23,284,614
                                                                                 ------------      ------------

Property and equipment:
   Machinery and equipment                                                          8,474,787         8,223,217
   Furniture and fixtures                                                             680,667           668,368
   Leasehold improvements                                                           1,494,739         1,486,045
                                                                                 ------------      ------------

                                                                                   10,650,193        10,377,630
   Less accumulated depreciation and amortization                                   4,396,944         4,048,163
                                                                                 ------------      ------------

           Net property and equipment                                               6,253,249         6,329,467

Intangible and other assets                                                           715,819           625,729
                                                                                 ------------      ------------

           Total assets                                                          $ 29,489,384        30,239,810
                                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                        $  2,951,078         2,385,130
   Accrued compensation                                                             1,344,706         2,164,644
   Other accrued expenses                                                              61,054            56,106
   Notes payable and current installments of long-term obligations (note 4)         9,557,653        11,159,081
                                                                                 ------------      ------------

           Total current liabilities                                               13,914,491        15,764,961

Long-term obligations (note 4)                                                         93,608           101,791
                                                                                 ------------      ------------

           Total liabilities                                                       14,008,099        15,866,752
                                                                                 ------------      ------------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized; 7,069,188 and
     6,945,483 shares issued and outstanding,
     respectively                                                                      70,692            69,455
   Additional paid-in capital                                                      41,440,074        40,449,692
   Unamortized stock compensation cost                                             (5,425,212)       (5,732,611)
   Accumulated deficit                                                            (20,604,269)      (20,413,478)
                                                                                 ------------      ------------

           Total stockholders' equity                                              15,481,285        14,373,058
                                                                                 ------------      ------------

Commitments and contingencies (note 7)

           Total liabilities and stockholders' equity                            $ 29,489,384        30,239,810
                                                                                 ============      ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999

                                  (unaudited)

                               (restated - note 2)


                                                           THREE MONTHS        THREE MONTHS
                                                              ENDED                ENDED
                                                             MARCH 31,           MARCH 31,
                                                               2000                1999
                                                          --------------      --------------
Net sales                                                 $    7,746,763           5,313,770

Cost of goods sold                                             4,399,225           2,711,835
                                                          --------------      --------------

             Gross profit                                      3,347,538           2,601,935
                                                          --------------      --------------

Operating expenses:
    Selling                                                      888,719             658,677
    General and administrative                                 1,075,797             794,259
    Research and development                                   1,462,607             961,319
    Expenses relating to accounting restatements
      and the related shareholder litigation (note 6)             16,483                  --
                                                          --------------      --------------

             Total operating expenses                          3,443,606           2,414,255
                                                          --------------      --------------

             Operating (loss) income                             (96,068)            187,680

Other income (expense):
    Interest income                                              151,697              68,548
    Interest expense                                            (252,790)           (240,224)
    Other, net                                                     6,370             (16,166)
                                                          --------------      --------------

             Total other income (expense)                        (94,723)           (187,842)
                                                          --------------      --------------

             Net loss                                     $     (190,791)               (162)
                                                          ==============      ==============


Loss per share                                            $        (0.03)                  *
                                                          ==============      ==============

Weighted average shares outstanding                            7,014,347           5,488,449
                                                          ==============      ==============

*     Loss per share is less than $ .01


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                       Statements of Stockholders' Equity

                          Year ended December 31, 1999
                      and three months ended March 31, 2000

                                   (unaudited)

                               (restated - note 2)



                                                                                                                UNAMORTIZED
                                                                   COMMON STOCK               ADDITIONAL           STOCK
                                                           ----------------------------        PAID-IN         COMPENSATION
                                                             SHARES            AMOUNT          CAPITAL             COST
                                                           -----------      -----------      -----------      --------------
Balance, January 1, 1999, as previously reported             5,464,134      $    54,641       22,083,833                  --

Restatement adjustments                                             --               --        1,045,637            (340,540)
                                                           -----------      -----------      -----------      --------------

Balance, January 1, 1999, as restated                        5,464,134           54,641       23,129,470            (340,540)

Warrants exercised                                             665,000            6,650        6,310,871                  --
Stock options exercised                                        788,193            7,882        5,319,142                  --
Common stock issued under employee stock
    purchase plan                                               12,773              128           82,003                  --
Common stock issued to profit sharing plan                      12,851              128          101,073                  --
Common stock issued under stock award plan                      14,300              143           91,905                  --
Common stock repurchased and retired                           (11,768)            (117)         (88,999)                 --
Stock options granted as compensation                               --               --        5,535,938          (5,535,938)
Stock options forfeited                                             --               --          (31,711)             31,711
Amortization of stock compensation cost                             --               --               --             112,156
Net loss                                                            --               --               --                  --
                                                           -----------      -----------      -----------      --------------

Balance, December 31, 1999                                   6,945,483           69,455       40,449,692          (5,732,611)

Stock options exercised                                        115,784            1,158          923,799                  --
Common stock issued under employee stock purchase plan           7,471               75           50,130                  --
Common stock issued under stock award plan                         450                4           16,453                  --
Amortization of stock compensation cost                             --               --               --             307,399
Net loss                                                            --               --               --                  --
                                                           -----------      -----------      -----------      --------------

Balance, March 31, 2000                                      7,069,188      $    70,692       41,440,074          (5,425,212)
                                                           ===========      ===========      ===========      ==============



                                                               RETAINED
                                                               EARNINGS              TOTAL
                                                             ACCUMULATED         STOCKHOLDERS'
                                                              (DEFICIT)             EQUITY
                                                            --------------      --------------
Balance, January 1, 1999, as previously reported                10,286,987          32,425,461

Restatement adjustments                                        (29,783,330)        (29,078,233)
                                                            --------------      --------------

Balance, January 1, 1999, as restated                          (19,496,343)          3,347,228

Warrants exercised                                                      --           6,317,521
Stock options exercised                                                 --           5,327,024
Common stock issued under employee stock
    purchase plan                                                       --              82,131
Common stock issued to profit sharing plan                              --             101,201
Common stock issued under stock award plan                              --              92,048
Common stock repurchased and retired                                    --             (89,116)
Stock options granted as compensation                                   --                  --
Stock options forfeited                                                 --                  --
Amortization of stock compensation cost                                 --             112,156
Net loss                                                          (917,135)           (917,135)
                                                            --------------      --------------

Balance, December 31, 1999                                     (20,413,478)         14,373,058

Stock options exercised                                                 --             924,957
Common stock issued under employee stock purchase plan                  --              50,205
Common stock issued under stock award plan                              --              16,457
Amortization of stock compensation cost                                 --             307,399
Net loss                                                          (190,791)           (190,791)
                                                            --------------      --------------

Balance, March 31, 2000                                        (20,604,269)         15,481,285
                                                            ==============      ==============




See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999

                                  (unaudited)

                               (restated - note 2)


                                                                            THREE MONTHS      THREE MONTHS
                                                                               ENDED             ENDED
                                                                              MARCH 31,         MARCH 31,
                                                                                2000              1999
                                                                            ------------      ------------
Net loss                                                                    $   (190,791)             (162)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation of property and equipment                                       348,781           286,780
    Amortization of intangible assets                                              6,650             4,253
    Common stock issued under profit sharing and stock award plans                16,457           179,346
    Amortization of stock compensation                                           307,399            27,102
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                                            (847,982)          625,795
      Inventories, net                                                        (1,292,401)         (156,717)
      Prepaid expenses and other current assets                                  (50,072)          (11,909)
      Trade accounts payable                                                     565,948        (1,368,242)
      Accrued compensation                                                      (819,938)         (518,983)
      Other accrued expenses                                                       4,948          (209,617)
                                                                            ------------      ------------

          Total adjustments                                                   (1,760,210)       (1,142,192)
                                                                            ------------      ------------

          Cash used in operating activities                                   (1,951,001)       (1,142,354)

Cash flows from investing activities:
    Purchases of property and equipment                                         (268,647)         (494,717)
    Increase in other assets                                                     (96,740)          (54,161)
                                                                            ------------      ------------

          Cash used in investing activities                                     (365,387)         (548,878)
                                                                            ------------      ------------

Cash flows from financing activities:
    Increase in bank overdraft                                                        --           637,534
    Proceeds from notes payable                                                9,500,000         1,632,625
    Payments of notes payable                                                (11,103,408)       (1,499,937)
    Payments of long-term obligations                                            (10,119)           (9,998)
    Proceeds from stock options exercised                                        924,957                --
    Proceeds from common stock issued under stock purchase plan                   50,205            82,131
    Common stock repurchased                                                          --           (22,490)
                                                                            ------------      ------------

          Cash provided by (used in) financing activities                       (638,365)          819,865
                                                                            ------------      ------------

          Decrease in cash and cash equivalents                               (2,954,753)         (871,367)

Cash and cash equivalents at beginning of period                              14,721,048         6,515,062
                                                                            ------------      ------------

Cash and cash equivalents at end of period                                  $ 11,766,295         5,643,695
                                                                            ============      ============

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                   $   261,654           272,096
                                                                            ============      ============

    Cash paid for income taxes                                              $         --                --
                                                                            ============      ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying financial statements of the Company have been prepared without audit and have not been reviewed by an independent accounting firm. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the six months ended June 30, 2000. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three month period ended March 31, 2000 are not necessarily indicative of operating results that can be expected for the full year.

       The Company's Board of Directors approved a change in the Company's year end to June 30 effective in 2000.

(2)    RESTATEMENT OF FINANCIAL STATEMENTS

       In late 1999, the Securities and Exchange Commission commenced an investigation into the Company's accounting and reporting practices in recent years. Subsequently, the Company announced that its previously issued financial statements should not be relied upon and that it would be amending its 1997 and subsequent financial statements. It also announced that the Audit Committee of the Board of Directors was conducting an investigation into the Company's accounting policies and practices which may result in further adjustments to the Company's financial statements. The preliminary results of the Company's investigation were reported to the Audit Committee in September 2000, and on September 12, 2000, the Company announced that it would restate its previously issued financial statements, reducing stockholders' equity by $30 to $35 million. That estimate included write-downs of assets and changes in liabilities identified in a preliminary report from an independent accounting firm engaged by the Audit Committee. Thereafter, the Company began a process of restating its previously issued financial statements. The adjustments to restate the Company's previously issued financial statements are numerous, however, the principal reasons and significant effects of the restatement adjustments on the accompanying financial statements from amounts previously reported are summarized as follows:

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

                                                                                                   INCREASE             INCREASE
                                       INCREASE             INCREASE           INCREASE          (DECREASE) IN       (DECREASE) IN
                                     (DECREASE) IN       (DECREASE) IN       (DECREASE) IN        NET INCOME           NET INCOME
                                      STOCKHOLDERS'       STOCKHOLDERS'      STOCKHOLDERS'       FOR THE THREE       FOR THE THREE
                                      EQUITY AS OF        EQUITY AS OF        EQUITY AS OF        MONTHS ENDED        MONTHS ENDED
                                       JANUARY 1,          DECEMBER 31,         MARCH 31,          MARCH 31,           MARCH 31,
                                         1999                 1999               2000                2000                 1999
                                     --------------      --------------      --------------      --------------      --------------
Accounts receivable (a)              $     (932,527)           (686,010)           (712,028)            (26,018)             (7,857)
Inventories (b)                          (4,953,828)         (6,264,898)         (6,663,497)           (398,599)           (278,282)
Prepaid expenses (c)                     (1,214,751)         (1,137,526)         (1,983,454)           (845,928)           (899,091)
Property and equipment (d)              (21,568,983)        (25,827,533)        (26,487,751)           (936,218)         (1,050,063)
Intangible and other assets (e)          (2,389,403)         (3,055,271)         (3,129,181)            (73,910)            561,909
Accrued expenses (f)                     (1,923,127)         (2,207,704)           (911,804)            610,281           1,029,475
Deferred income taxes (g)                 3,904,386           3,730,000           3,614,000             682,000             (83,151)
Stock compensation expense (h)                   --                  --                  --            (307,399)            (27,102)
                                     --------------      --------------      --------------      --------------      --------------

   Total restatement adjustments     $  (29,078,233)        (35,448,942)        (36,273,715)         (1,295,791)           (754,162)
                                     ==============      ==============      ==============      ==============      ==============

       (a)    ACCOUNTS RECEIVABLE

              An adjustment was recorded to increase the allowance for doubtful accounts and to write-off uncollectible accounts receivable.

       (b)    INVENTORIES

              Inventories were adjusted to record work-in-process and finished goods inventory based on the actual cost of raw materials used in the manufacturing process and the labor and associated overhead required to complete the manufacturing processes.

              Inventories were also adjusted to increase the allowance for excess and obsolete raw materials and finished goods inventories.

              Inventories were further adjusted to eliminate amounts recorded for products that had failed to meet the customer specifications which had been returned to the Company.

       (c)    PREPAID EXPENSES

              Prepaid expenses were adjusted to record certain amounts as period expenses.

                                       7                             (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment balances were adjusted to charge to expense amounts capitalized relating to finished unit prototypes, and to reverse the related depreciation expense.

              Property and equipment was also adjusted to eliminate amounts identified as labor and related overhead incurred to install machinery. The amounts capitalized were not supported by time records of the individuals involved in the installations and the overhead burden rate applied to payroll costs was not supported by any analysis of the underlying costs. Depreciation expense was adjusted for the revised carrying values.

              Adjustments were also made to eliminate certain amounts that should be recorded as period costs. Depreciation expense was adjusted for the revised carrying values.

              Finally, adjustments were made to increase depreciation to reflect a decrease in the estimated useful lives and salvage values of property and equipment.

       (e)    INTANGIBLE AND OTHER ASSETS

              Adjustments were recorded to charge to expense labor and overhead costs incurred to develop new products and apply for patents which had previously been capitalized.

              Other assets were also reduced for labor and overhead and third party costs incurred in connection with the Company's ISO registration which should have been expensed as incurred.

              Additionally, adjustments were recorded to eliminate certain costs recorded as other assets which should have been expensed as period costs.

       (f)    ACCRUED EXPENSES

              Accrued expenses were adjusted to record salaries, wages, bonuses and related payroll expenses in the proper period. Certain expenses were previously not accrued in the period to which they relate.

       (g)    DEFERRED INCOME TAXES

              The tax effect of the above adjustments was recorded, which reduced the net deferred tax liability to zero. A net deferred tax asset was not recorded, as management believes that it is not more likely than not that the deferred tax assets will be realized. See note 5.

                                       8                             (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

       (h)    STOCK COMPENSATION EXPENSE

              Stock compensation expense was recorded for options granted to employees during 1999, with exercise prices below the market price on the respective grant dates, for which compensation expense was not previously recognized.

       The condensed balance sheets as previously reported and as restated are summarized as follows:


                                                          MARCH 31,                           DECEMBER 31,
                                                            2000                                 1999           DECEMBER 31,
                                                       (AS PREVIOUSLY     MARCH 31, 2000     (AS PREVIOUSLY         1999
                      ASSETS                               REPORTED)      (AS RESTATED)         REPORTED)       (AS RESTATED)
                                                        --------------    --------------     --------------    --------------
Cash and cash equivalents                             $   11,800,000         11,766,295         14,883,000         14,721,048
Trade accounts receivable, net                             5,636,000          4,923,972          4,762,000          4,075,990
Inventories                                               12,421,000          5,757,503         10,730,000          4,465,102
Prepaid expenses and other current assets                  2,056,000             72,546          1,160,000             22,474
Net property and equipment                                32,741,000          6,253,249         32,157,000          6,329,467
Intangible and other assets                                3,845,000            715,819          3,681,000            625,729
                                                      --------------     --------------     --------------     --------------

       Total assets                                   $   68,499,000         29,489,384         67,373,000         30,239,810
                                                      ==============     ==============     ==============     ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                                $    2,464,000          2,951,078          1,996,000          2,385,130
Accrued compensation                                                          1,344,706            576,000          2,164,644
Income taxes payable                                         682,000                 --                 --                 --
Other accrued expenses                                       250,000             61,054             26,000             56,106
Notes payable and current installments of
    long-term obligations                                    179,000          9,557,653          1,108,000         11,159,081
Long-term obligations                                      9,555,000             93,608         10,115,000            101,791
Deferred income taxes                                      3,614,000                 --          3,730,000                 --
Stockholders' equity                                      51,755,000         15,481,285         49,822,000         14,373,058
                                                      --------------     --------------     --------------     --------------

       Total liabilities and stockholders' equity     $   68,499,000         29,489,384         67,373,000         30,239,810
                                                      ==============     ==============     ==============     ==============

                                       9                             (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

       The income statements for the three months ended March 31, 2000 and 1999 as previously reported and as restated are as follows:


                                                      THREE MONTHS                           THREE MONTHS
                                                         ENDED            THREE MONTHS           ENDED            THREE MONTHS
                                                       MARCH 31,             ENDED             MARCH 31,              ENDED
                                                         2000              MARCH 31,             1999               MARCH 31,
                                                    (AS PREVIOUSLY           2000           (AS PREVIOUSLY            1999
                                                       REPORTED)         (AS RESTATED)          REPORTED)         (AS RESTATED)
                                                     --------------      --------------      --------------      --------------
Net sales                                            $    7,866,000           7,746,763           5,313,000           5,313,770

Cost of goods sold                                        3,589,000           4,399,225           2,366,000           2,711,835
                                                     --------------      --------------      --------------      --------------

                  Gross profit                            4,277,000           3,347,538           2,947,000           2,601,935
                                                     --------------      --------------      --------------      --------------

Operating expenses:
    Selling                                                 869,000             888,719             618,000             658,677
    General and administrative                              966,000           1,075,797             477,000             794,259
    Research and development                                564,000           1,462,607             334,000             961,319
    Expenses relating to accounting restatements
       and the related shareholder litigation                    --              16,483                  --                  --
                                                     --------------      --------------      --------------      --------------

              Total operating expenses                    2,399,000           3,443,606           1,429,000           2,414,255
                                                     --------------      --------------      --------------      --------------

              Operating income (loss)                     1,878,000             (96,068)          1,518,000             187,680

Total other income (expense), net                           (91,000)            (94,723)           (299,000)           (187,842)
                                                     --------------      --------------      --------------      --------------

              Income (loss) before income taxes           1,787,000            (190,791)          1,219,000                (162)

Income tax expense                                         (682,000)                 --            (465,000)                 --
                                                     --------------      --------------      --------------      --------------

              Net income (loss)                      $    1,105,000            (190,791)            754,000                (162)
                                                     ==============      ==============      ==============      ==============

Income (loss) per share - basic                      $         0.16               (0.03)               0.14                   *
                                                     ==============      ==============      ==============      ==============

Income (loss) per share - diluted                    $         0.15               (0.03)               0.14                   *
                                                     ==============      ==============      ==============      ==============

*  Loss per share is less than $0.01


                                       10                            (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

(3)    INVENTORIES

       Inventories, net of allowances for excess and obsolete items, consist of the following:

                            MARCH 31,     DECEMBER 31,
                              2000           1999
                           ----------     ------------
       Finished goods      $  397,302          429,768
       Work-in-process      1,100,372          866,494
       Raw materials        4,259,829        3,168,840
                           ----------     ------------

                           $5,757,503        4,465,102
                           ==========     ============

(4)    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       Notes payable and long-term obligations consist of the following:

                                                         MARCH 31,       DECEMBER 31,
                                                           2000             1999
                                                        -----------     -------------
      Notes payable under Revolving Credit Facility     $ 9,500,000                --
      Notes payable under former credit facility                 --        11,103,408
      Promissory notes                                       76,053            78,827
      Capital leases                                         75,208            78,637
                                                        -----------     -------------
                                                          9,651,261        11,260,872
      Less current installments                           9,557,653        11,159,081
                                                        -----------     -------------
               Long-term obligations                    $    93,608           101,791
                                                        ===========     =============

       On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest payable on the line of credit was 8.5% to 8.6% based on the term of each advance on the line of credit at March 31, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's accounts receivable, inventories and equipment.

       Proceeds from the Loan Agreement were used to repay the amount outstanding under the prior credit facilities, which included a line of credit, a term loan, and a revolving equipment term loan. Interest on the loans ranged from 6.10% to 7.75% at December 31, 1999. The loans were secured by receivables, inventory, and property and equipment. The loans are now classified as current at December 31, 1999 because the Company has determined that it was in default of certain provisions of the various related loan agreements at that date.

                                       11                            (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

       As of March 31, 2000, the Company was in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. On December 15, the Company entered into a second forbearance agreement which delayed the bank's right to accelerate payment of the facility to March 31, 2001. Accordingly, the amounts outstanding as of March 31, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated based on a formula relating to inventories, accounts receivable aged less than 90 days, and equipment. The Company was also required to reduce the amount outstanding under the facility to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

       The Company is seeking a new lender to provide a long-term credit facility with more favorable terms and more capacity than is available under the forbearance agreement with its current lender. There can be no assurance, however, that the Company will be successful in obtaining a new lender or, if it is not successful, in negotiating additional forbearance agreements with its current lender.

(5)    INCOME TAXES

       For the three months ended March 31, 2000, and for the year ended December 31, 1999, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

(6)    EXPENSES OF ACCOUNTING RESTATEMENTS AND RELATED MATTERS

       As discussed in note 2, in early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the "Commission") that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company's statements of operations as "expenses relating to accounting restatements and the related shareholder litigation." These expenses included the cost of external counsel for services provided in connection with the Commission's investigation of the Company.

(7)    LITIGATION, COMMITMENTS AND CONTINGENCIES

       LITIGATION

       The Commission is currently investigating the Company to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors or employees. The Company believes that the Commission's investigation is focused on the Company's prior financial reporting and its accounting practices and procedures. The Company has been providing documents and other information requested by the Commission staff in the course of its investigation.
       The Commission has not brought an action against the Company, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company.

                                       12                            (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

       A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company in the U.S. District Court for the District of Colorado beginning in June 2000. On August 3, 2000, all of these class actions were consolidated into a single action. Lead counsel for the representatives of the putative plaintiff class have been appointed but, pursuant to the court's order the Company's obligation to respond to the complaints has been deferred until such time as the lead plaintiff files an amended complaint. As of the date hereof, an amended complaint has not yet been filed and a class has not been certified.

       The consolidated class action complaints were filed on behalf of persons who purchased shares of the Company's stock between 1997 and sometime in 2000 (the "Class Period"). All of the complaints name the Company; David
       G. Sherman, the Company's former President and Chief Executive Officer; Joseph H. Kiser, the Company's Chief Scientific Officer and Jon L. Clark, the Company's former Chief Financial Officer, as defendants. Some of the complaints also name Derek L. Bailey, the Company's Executive Vice President of Sales and Marketing, as an additional defendant. The various complaints allege that the Company's financial statements for the years 1997, 1998 and 1999 did not conform to generally accepted accounting principles and were materially false and misleading. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and seek to impose "control person" liability on the individual defendants pursuant to Section 20(a) of the Exchange Act. The complaints generally seek compensatory damages in an unspecified amount, attorneys' fees and costs of suit, equitable and injunctive relief as permitted by law, including the imposition of a constructive trust on the assets of the individual defendants, and any other relief the court deems just and proper.

       Some of the complaints allege that the individual defendants sold stock throughout the Class Period as part of an alleged scheme to defraud the public. Some complaints specifically allege that the Company instituted a policy of "bill and hold," in which the Company would book and report revenue for the sale of its products even though the Company retained physical possession of the product. Some complaints also cite a May 18, 2000 Denver newspaper article in which Mr. Sherman stated that he believed that the restatements would have little effect on the Company's 1998 and 1999 earnings.

       The parties have had preliminary discussions regarding the possibility of settlement. There can be no assurance, however, that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, the individual defendants in the class action may have claims against the Company for indemnification of their cost of defense, which claims may be material.

                                       13                            (continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)

       On August 4, 2000, a shareholder derivative action was filed purportedly on behalf of the Company in Colorado state court in Denver. The Company is named in that action as a nominal defendant. A shareholder derivative action is a state law action in which shareholders assert claims against third parties on behalf of the corporation. The derivative complaint alleges some of the same facts as were asserted in the class actions in federal court and claims that those facts demonstrate that the officers named in the class actions, as well as the Company's directors, breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.

       The Company and the other defendants have moved to dismiss the derivative action. In its motion, the Company argues that the plaintiffs have not substantiated the allegations for a court to allow the derivative plaintiffs to bypass the Board of Directors in pursuing claims for the benefit of the Company. The Company believes that the derivative plaintiffs should not be permitted to usurp the function of the Board of Directors under the present circumstances. These circumstances include the internal investigation of the prior accounting irregularities by the Audit Committee of the Board of Directors, the retention of an independent accounting firm to assist the Committee with that investigation, the termination of the employment of the Company's former President, Chief Financial Officer and Controller, the installation of a new management team, the retention of new independent accountants, and the reformation of the Company's Board of Directors to exclude all officers and employees from the Board. The court has not yet ruled on the motion to dismiss.

       The Company is unable to reasonably estimate the possible loss associated with these matters.

       OTHER

       The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse effect on its financial condition, results of operations or liquidity.


                                       14                            (continued)

                              VARI-L COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2000 Compared To the Three Months Ended March 31, 1999

Net Sales


Net sales for the three months ended March 31, 2000 increased 45.8% to $7,746,763 compared with $5,313,770 for the three months ended March 31, 1999. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $6,336,396 for the three months ended March 31, 2000, a 50.0% increase from $4,224,891 for the three months ended March 31, 1999. Revenue from all other products was $1,410,367 in the three months ended March 31, 2000, a 29.5% increase from $1,088,919 for the three months ended March 31, 1999.


Gross Profit

Gross profit for the three months ended March 31, 2000 increased 28.7% to $3,347,538, or 43.2% of net sales, compared with $2,601,935, or 49.0% of net sales, for the three months ended March 31, 1999. Included in cost of goods sold for the three months ended March 31, 2000 is a charge of $143,465 for obsolete and excess inventory, which was not required for the three months ended March 31, 1999. The lower gross profit margin in the 2000 period reflected a decrease in average net selling prices of the Company's products, a higher ratio of material costs to sales, due in part to the Company's decision to pay higher costs in return for expedited delivery of raw materials, as well as the above noted provision.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $307,399 total amount of stock compensation recorded in the three months ended March 31, 2000, $285,542 relates to options granted in December, 1999. In December, 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:

                                                               THREE MONTHS ENDED
                                                        ---------------------------------
                                                        MARCH 31, 2000     MARCH 31, 1999
                                                        --------------     --------------
Selling:
   Non-cash stock compensation                          $       49,186              4,336
   Other selling expenses                                      839,533            654,341
                                                        --------------     --------------

          Total selling expenses                        $      888,719            658,677
                                                        ==============     ==============

General and administrative:
   Non-cash stock compensation                          $      114,471             10,093
   Other general and administrative expenses                   961,326            784,166
                                                        --------------     --------------

          Total general and administrative expenses     $    1,075,797            794,259
                                                        ==============     ==============

Research and development:
   Non-cash stock compensation                          $      143,742             12,673
   Other research and development expenses                   1,318,865            948,646
                                                        --------------     --------------

          Total research and development expenses       $    1,462,607            961,319
                                                        ==============     ==============

Selling Expenses

         Selling expenses for the three months ended March 31, 2000 increased 34.9% to $888,719, or 11.5% of net sales, compared with $658,677, or 12.4% of net sales, for the three months ended March 31, 1999. Excluding non-cash stock compensation, selling expenses for the three months ended March 31, 2000 increased 28.3% to $839,533, or 10.8% of net sales, compared with $654,341, or 12.3% of net sales, for the three months ended March 31, 1999. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturer's representatives, increased travel in support of increased sales, as well as an increase in stock compensation expense.

General and Administrative Expenses

         General and administrative expenses for the three months ended March 31, 2000 increased 35.4% to $1,075,797, or 13.9% of net sales, compared with $794,259, or 14.9% of net sales, for the three months ended March 31, 1999. Excluding non-cash stock compensation, general and administrative expenses for the three months ended March 31, 2000 increased 22.6% to $961,326, or 12.4% of net sales, compared with $784,166, or 14.8% of net sales, for the three months ended March 31, 1999. The increase was primarily attributable to higher salaries, bonuses and employee benefits paid to employees, increased depreciation expense for additional equipment placed in service, higher expenses for investor relations as well as an increase in stock compensation expense, partially offset by lower other miscellaneous expenses.

Research and Development Expenses

         Research and development expenses for the three months ended March 31, 2000 increased 52.1% to $1,462,607, or 18.9% of net sales, compared with $961,319, or 18.1% of net sales, for the three months ended March 31, 1999. Excluding non-cash compensation, research and development expenses for the three months ended March 31, 2000 increased 39.0% to $1,318,865, or 17.0% of net sales, compared with $948,646, or 17.9% of net sales, for the three months ended March 31, 1999. The increase was primarily attributable to higher salaries and benefits for both current and new employees, bonuses and employee benefits paid to employees, higher expenses for repair, maintenance and calibration of engineering equipment, and an increase in materials utilized on research and development projects, as well as an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the three months ended March 31, 2000, were $16,483. These expenses include the cost of external counsel for services provided in connection with the Securities and Exchange Commission investigation of the Company.

Other Income (Expense)

Interest income increased 121.3% to $151,697 for the three month period ended March 31, 2000 compared with $68,548 for the three months ended March 31, 1999. The increase was attributable to higher interest earnings on substantially larger cash balances available for investing. Interest expense and other, net, decreased slightly to $246,420 for the three months ended March 31, 2000 compared with $256,390 for the three months ended March 31, 1999.

Net Loss and Loss Per Share

The net loss for the three months ended March 31, 2000 was $190,791, or $0.03 per share, compared with a loss of $162, or less than $0.01 per share, for the three months ended March 31, 1999. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes is nonrecurring), net income in the three months ended March 31, 2000 would have been $133,092, or $0.02 per share, compared with net income of $26,940, or less than $0.01 per share, for the three months ended March 31, 1999.

Liquidity and Capital Resources

The Company's working capital at March 31, 2000, was $18,105,825, excluding notes payable under the Company's credit facility with its current bank of $9,500,000. Including the notes payable, working capital at March 31, 2000 was $8,605,825. Working capital at March 31, 2000 includes cash and cash equivalents of $11,766,295. Working capital at December 31, 1999, excluding notes payable under the Company's credit facility with its previous bank of $11,103,408, was $18,623,061. Including the notes payable, working capital at December 31, 1999 was $7,519,653. The working capital at December 31, 1999, includes cash and cash equivalents of $14,721,048.

Cash used in operating activities was $1,951,001 for the three months ended March 31, 2000. Cash provided by net loss, adjusted for non-cash charges, was $488,496. This cash provided was offset by cash used for increased inventory levels and accounts receivable in support of higher net sales volume, a reduction in accrued expenses primarily related to bonus payments, partially offset by increased accounts payable to vendors. Cash used in operating activities was $1,142,354 for the three months ended March 31, 1999. Cash provided by net loss, adjusted by non-cash charges, was $497,319. This cash provided was offset by cash used for decreased accounts payable and accrued expenses, increased inventories in support of higher production volumes, increased prepaid expenses and other current assets, partially offset by a decrease in accounts receivable.

Cash used in investing activities was $365,387 for the three months ended March 31, 2000 and was principally for capital expenditures. The capital expenditures for the three months ended March 31, 2000 related to additional production and test equipment to increase manufacturing capacity. Cash used in investing activities for the three months ended March 31, 1999 was $548,878 and was principally for capital expenditures. The capital expenditures for the three months ended March 31, 1999 primarily related to additional production and test equipment to increase manufacturing capacity and leasehold improvements to expand the Company's manufacturing and engineering space.

Cash flows used in financing activities were $638,365 for the three months ended March 31, 2000. Net repayments of $1,613,527 on total borrowings were partially offset by proceeds from stock options exercised and proceeds from common stock issued under the stock purchase plan of $975,162. Cash flows provided by financing activities for the three months ended March 31, 1999 were $819,865. Proceeds from net borrowings and the bank overdraft were $760,224. Proceeds from the issuance of common stock issued under the stock purchase plan were $82,131 were offset by common stock repurchases of $22,490.

Revolving Credit Facility

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest payable on the line of credit was 8.5% to 8.6% based on the term of each advance on the line of credit at March 31, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's accounts receivable, inventories and equipment.

Proceeds from the Loan Agreement were used to repay the amount outstanding under the prior credit facilities, which included a line of credit, a term loan, and a revolving equipment term loan. Interest on the loans ranged from 6.10% to 7.75% at December 31, 1999. The loans were secured by receivables, inventory, and property and equipment. The loans are now classified as current at December 31, 1999 because the Company has determined that it was in default of certain provisions of the various related loan agreements on that date.

As of March 31, 2000, the Company was in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. On December 15, the Company entered into a second forbearance agreement which delayed the bank's right to accelerate payment of the facility to March 31, 2001. Accordingly, the amounts outstanding as of March 31, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated based on a formula relating to inventories, accounts receivable aged less than 90 days, and equipment. The Company was also required to reduce the amount outstanding under the facility to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

The Company is seeking a new lender to provide a long-term credit facility with more favorable terms and additional capacity than is available under the forbearance agreement. There can be no assurance, however, that the Company will be successful in obtaining a new lender or, if it is not successful, in negotiating additional forbearance agreements with its current lender. Even if the Company is successful in obtaining a new lender or negotiating an additional forbearance agreement with its current lender, there can be no assurance that the terms of such an agreement would provide adequate financing for additional equipment and working capital required to support the Company's current growth plans.

Forward-Looking Statements

Some of the statements contained in this report are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks, including but not limited to the overall market for wireless communications products, the success of the specific products into which the Company's products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of the Company's internal projections as to the demand for certain types of technological innovation, competitive products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, the outcome of pending and threatened litigation and regulatory actions, the Company's ability to refinance its loan agreement or obtain additional forbearance agreements, the success and timeliness of the Company's efforts to restate its prior financial statements and report future financial results on a timely basis, as well as other factors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in interest rates. The Company's exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates. As of March 31, 2000, the Company had notes payable outstanding under a bank credit facility of $9,500,000 at interest rates ranging from 8.5% to 8.6%. The Company's second forbearance agreement with its lender increased the interest rate to the prime rate plus 2% through March 31, 2001. The notes are due March 31, 2001, under the current forbearance agreement with the bank.

                              VARI-L COMPANY, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The U.S. Securities and Exchange Commission (the "Commission") is currently investigating the Company to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors or employees (the "SEC Investigation"). The Company believes that the SEC Investigation is focused on the Company's prior financial reporting and its accounting practices and procedures. The Company has been providing documents and other information requested by the Commission staff in the course of its investigation. The Commission has not brought an action against the Company, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company.

A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company in the U.S. District Court for the District of Colorado beginning in June 2000. On August 3, 2000, all of these class actions were consolidated into a single action, Rasner v. Vari-L Company, Inc., et al., Civ. No. 00-S-1181, U.S.D.C., D. Colo. Lead counsel for the representatives of the putative plaintiff class have been appointed but, pursuant to the court's order, the Company's obligation to respond to the complaints has been deferred until such time as the lead plaintiff files an amended complaint. As of the date hereof, an amended complaint has not yet been filed and a class has not been certified.

The consolidated class action complaints were filed on behalf of persons who purchased shares of the Company's stock between 1997 and sometime in 2000 (the "Class Period"). All of the complaints name the Company; David G. Sherman, the Company's former President and Chief Executive Officer; Joseph H. Kiser, the Company's Chief Scientific Officer and Jon L. Clark, the Company's former Chief Financial Officer, as defendants. Some of the complaints also name Derek L. Bailey, the Company's Executive Vice President of Sales and Marketing, as an additional defendant. The various complaints allege that the Company's financial statements for the years 1997, 1998 and 1999 did not conform to generally accepted accounting principles and were materially false and misleading. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and seek to impose "control person" liability on the individual defendants pursuant to Section 20(a) of the Exchange Act. The complaints generally seek compensatory damages in an unspecified amount, attorneys' fees and costs of suit, equitable and injunctive relief as permitted by law, including the imposition of a constructive trust on the assets of the individual defendants, and any other relief the court deems just and proper.

Some of the complaints allege that the individual defendants sold stock throughout the Class Period as part of an alleged scheme to defraud the public. Some complaints specifically allege that the Company instituted a policy of "bill and hold," in which the Company would book and report revenue for the sale of its products even though the Company retained physical possession of the product. Some complaints also cite a May 18, 2000 Denver newspaper article in which Mr. Sherman stated that he believed that the restatements would have little effect on the Company's 1998 and 1999 earnings.

The parties have had preliminary discussions regarding the possibility of settlement. There can be no assurance, however, that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, the individual defendants in the class action may have claims against the Company for indemnification of their cost of defense, which claims may be material.

On August 4, 2000, a shareholder derivative action was filed purportedly on behalf of the Company in Colorado state court in Denver, captioned Ritter v. Kiser, et al., No. 00-CV-6001, Colo. Dist. Ct., Denver. The Company is named in that action as a nominal defendant. A shareholder derivative action is a state law action in which shareholders assert claims against third parties on behalf of the corporation. The derivative complaint alleges some of the same facts as were asserted in the class actions in federal court and claims that those facts demonstrate that the officers named in the class actions, as well as the Company's directors, breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.

The Company and the other defendants have moved to dismiss the derivative action. In its motion, the Company argues that the plaintiffs have not substantiated the allegations for a court to allow the derivative plaintiffs to bypass the Board of Directors in pursuing claims for the benefit of the Company. The Company believes that the derivative plaintiffs should not be permitted to usurp the function of the Board of Directors under the present circumstances. These circumstances include the internal investigation of the prior accounting irregularities by the Audit Committee of the Board of Directors, the retention of KPMG LLP to assist the Committee with that investigation, the termination of the employment of the Company's former President, Chief Financial Officer and Controller, the installation of a new management team, the retention of KPMG LLP as the Company's new independent accountants, and the reformation of the Company's Board of Directors to exclude all officers and employees from the Board. The court has not yet ruled on the motion to dismiss.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). As of March 31, 2000, the Company was in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the lender that, among other matters, delayed the lender's right to accelerate payment of the loan to December 15, 2000. On December 15, 2000, the Company entered into a second forbearance agreement that delayed the lender's right to accelerate payment of the loan to March 31, 2001. Accordingly, the amounts outstanding as of March 31, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated using a formula based on inventories, accounts receivable aged less than 90 days, and equipment. The Company was required to reduce the amount outstanding under the loan to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     10 Revolving Loan Agreement, Revolving Note and General Security Agreement between the Company and Bank One, Colorado, N.A. dated March 24, 2000 filed as Exhibit 10 to the Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

     27  Financial Data Schedule

     99 Letter from Haugen, Springer & Co. filed as Exhibit 99 to the Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VARI-L COMPANY, INC.




Date:    February 14, 2001                  By: /s/ Richard P. Dutkiewicz
         ----------------------                --------------------------------
                                                Richard P. Dutkiewicz,
                                                Vice President of Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

   10 Revolving Loan Agreement, Revolving Note and General Security Agreement between the Company and Bank One, Colorado, N.A. dated March 24, 2000 filed as Exhibit 10 to the Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

   27    Financial Data Schedule

   99 Letter from Haugen, Springer & Co. filed as Exhibit 99 to the Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.