Form 10KT405
period 2000-06-30
VARI L CO INC
filed 2001-02-14
CIK 917173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/T

[X] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from January 1, 2000 to June 30, 2000

Commission File No. 0-23866

                              VARI-L COMPANY, INC.
                         (Name of Issuer in its Charter)

                   Colorado                                      06-0679347
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)

                               4895 Peoria Street
                             Denver, Colorado 80239
                                 (303) 371-1560
          (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]Yes [X]No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         At January 31, 2001, 7,080,073 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on January 31, 2001 was approximately $24,026,380 based on the Pink Sheets LLC closing price of $3.50 per share on that date.

                                     PART I

ITEM 1.  BUSINESS

Introduction

Vari-L Company, Inc. ("Vari-L" or the "Company") designs, manufactures and markets a wide variety of radio frequency and microwave components and devices mainly used in the wireless communications industry. The Company's products are used in a broad range of commercial and military/aerospace applications such as wireless telecommunications networks, wireless point-to-point data systems, wireless point-to-multi-point data systems, wireless local area networks, satellite payload and ground communications, radar systems, weapons guidance systems and advanced telemetry systems. The Company operates as a single business segment.

Vari-L was founded by James Kiser in 1953 in Stamford, Connecticut. The Company relocated to Denver, Colorado in 1969 where it is now headquartered. Vari-L's first contract was with the United States Navy to supply electrically variable inductors. The letter "L" is the symbol for electrical inductance. Hence, the name Vari-L.

The Company's corporate headquarters is located at 4895 Peoria Street, Denver, Colorado 80239, and its telephone number is (303)371-1560. The Company also conducts certain portions of its operations at three other buildings within a five-mile radius of its Denver headquarters building.

Overview

The Company provides high-quality, value-added electronic components as solutions to customer needs at competitive prices. The Company's products are mainly used in wireless communications equipment. Wireless communication is the transmission of voice or data signals through the air without a physical connection such as a metal wire or fiber-optic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length (or frequency) and intensity. The range of electromagnetic waves is called the spectrum which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum used in most wireless communications. Radio Frequency ("RF") indicates lower frequencies while "microwave" refers to relatively higher frequencies in the spectrum.

For more than 47 years, Vari-L has served the military/aerospace industry as a supplier of advanced electronics components products. In 1992, the Company recognized a strategic opportunity to expand its market opportunities to include the commercial marketplace and address the growing demand for commercial wireless communications products. Accordingly, starting in 1993, the Company expanded its engineering, manufacturing and sales efforts toward this market, and has recently initiated a gradual phase-down of its military/aerospace product lines.

The Company's customers are original equipment manufacturers ("OEMs") which design and build electronic assemblies such as cellular basestations, pagers, radar systems, and other communications equipment. Vari-L markets its commercial product lines to original equipment manufacturers and counts among its commercial customers companies such as Motorola, Ericsson, Nokia, Siemens and Lucent Technologies. Customers for its military/aerospace product lines include Raytheon, Lockheed Martin, Northrup Grumman and Rockwell. Vari-L has been recognized by its customers through the years for its ability to develop, manufacture, and deliver highly reliable, innovative products.

Vari-L has five product lines consisting of two major categories: signal source components and passive components for processing RF signals. Sales for the Company's products are generated through manufacturers' representatives and a direct sales force, as well as by advertising in trade magazines and participating in trade shows. The Company produces some generic standard product models and publishes its product specifications in trade magazines and in its catalog.

Products

The Company produces electronic components that are basic building blocks used in communication systems and radar systems. The Company designs and manufactures both catalog products and custom-designed solutions for its customers in five product lines:


o    Commercial Signal Sources
o    High-Reliability (Hi-Rel) Signal Sources
o    Military Signal Processing Components
o    RF Passive Components
o    Commercial Special Assemblies


Vari-L's product strategy is to provide standardized design platforms which can be efficiently manufactured in mass production and at the same time be configured to meet the custom needs of individual customers.

The majority of the Company's revenue is generated from the sale of signal source components. The Company designs and produces voltage-controlled oscillators ("VCOs") and Phase Locked Loops ("PLLs"). These components are the source of the signal transmitted in a communication or radar system. These signal sources are designed to produce a high quality signal that can be used over a range of radio frequencies. These components are used in both receiving and transmission equipment. The Company holds six patents related to signal source design and technology.

Commercial Signal Source Components

Most of the Company's sales over the last six years have been attributable to VCOs in this product line. These components are designed for high-performance cellular basestations and other wireless applications. These products are used in technically demanding applications where signal quality is an important feature. Low phase noise is an extremely desirable quality in a frequency source in modern communications. Lower phase noise levels often translate into better signal quality in modern communications systems. The lower amount of noise contributed to the basestation by the frequency source is one of the key features of the Company's products. Low noise design techniques and design models have been developed by the Company through years of research and development. The Company constantly strives to improve performance of its products to remain competitive.

These products have been designed to accommodate high-volume manufacturing techniques, thereby reducing manufacturing costs. The Company also has developed manufacturing techniques that allow parts to be very closely spaced when assembled without sacrificing quality or capacity. This allows a component to be smaller in size or to include more functionality in a given space. There is a constant demand by the market for the Company to decrease the size of its products. These products are produced in surface-mount packages compatible with high-speed assembly techniques used in the industry and are typically delivered to customers on tape and reel.

In 1999, the Company introduced products based upon the design techniques used in its Commercial Signal Source products for niche subscriber applications. These products display superior noise performance as compared with other products in the marketplace and can be desirable in high-performance subscriber applications. These products are typically utilized in niche applications where performance is a discriminating feature. However, in high-volume lower performance applications, the technology currently used by the Company to produce these products is not cost competitive.

Hi-Rel Signal Source Components

The Hi-Rel Signal Source components perform the same function as the Commercial Signal Source components. However, these components are constructed using different assembly techniques and are designed for a different operating environment. These components are designed for wideband applications and are constructed in hermetically sealed packages. This construction technique allows the product to be used over extended temperature ranges and in adverse environments often specified for both military/aerospace and high-end industrial applications. These components are designed for use in either "through-hole" or "surface-mount" packages, depending on customer requirements, and are typically delivered in bulk to the customer.

Military Signal Processing Components

The Company produces a line of custom-design RF and microwave signal processing components primarily used in military/aerospace applications. Among these products are power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. The Company also produces mixers which are used to convert the frequency of RF and microwave signals into baseband signals. The production of custom-designed components usually entails the modification of existing products to meet the specific performance criteria of the customer, but may, in certain instances, require the design of an entirely new product. Since the components are manufactured to a customer's specifications, the Company is often a sole source supplier to its customer.

RF Passive Components

The Company has developed a line of RF Passive components (couplers, transformers and power dividers) for use in commercial communications equipment. In 1997, the Company patented technology for a high-impedance ratio, wide-band transformer circuit used in the conversion of radio frequency signals to light wave signals (i.e. fiber optics). In 1998, a patent was awarded for a further design improvement to the 1997 patent. Demand for the "fiber-optic" transformer circuit comes from a variety of fiber-optic applications, including cable television and point-to-point data transmission networks.

Commercial Special Assemblies

Commercial Special Assemblies integrate the components that the Company manufactures into higher assemblies as a value-added customer service. This product line consists of a single product, which is a high performance frequency converter. It is used in set top applications and utilizes the Company's Commercial Signal Source components within the design. Shipments of this product line ceased in September 2000.

Manufacturing

The Company does most of its manufacturing at three facilities in Denver. Portions of certain RF Passive components are assembled at contract manufacturers outside the United States to benefit from reduced costs for some labor-intensive assembly activities. All of the Company's products are completed and tested at the facilities in Denver. These three facilities have more than 25,000 square feet of manufacturing space.

The Company's Commercial Signal Source components are manufactured utilizing automated and semi-automated equipment. The equipment includes "pick and place" machines, automated test stations, soldering robots, laser marking equipment and tape and reel equipment. The automation of the manufacturing processes is designed to improve product consistency and quality and to reduce labor cost. Until late 1997, the Company subcontracted the "pick and place" assembly process. Subsequently, the Company acquired two automated "pick and place" assembly lines. In 1998 and 1999, the Company automated additional functions in the manufacturing process and upgraded its "pick and place" capacity to meet its growing customer demands. In 2000, the Company added additional manufacturing capacity and now has an annual production capacity of more than nine million parts.

The Company uses a modular approach to its commercial manufacturing, allowing the equipment to be used for a wide variety of products. This configuration minimizes the set-up time between different products, which allows the Company to respond quickly to meet customer's demands.

Manufacturing of the Company's other products is accomplished using hand-assembly techniques and some automated testing. The production cycle for these products varies widely from one to fifty-two weeks and the volumes of products produced are smaller with typical production lots which are less than 100 pieces. Some of these components are assembled in a class 10,000 clean room that the Company maintains. The clean room is necessary for maintaining the proper conditions to assemble products using unpackaged semiconductors.

Suppliers

The Company currently has a number of suppliers of raw material and components for its products. In some cases, the Company utilizes a single source of supply for raw materials and components. The Company attempts to identify alternative suppliers to minimize this risk. In certain instances, however, the Company's suppliers are subject to the approval of its customers.

From time to time, lead times for certain components used in the Company's Commercial Signal Source products have increased because of high worldwide demand. To reduce the risk of part shortages, the Company may decide to increase its on-hand raw material inventory. However, this exposes the Company to the countervailing risk that it may accumulate unusable or excess inventory.

The Hi-Rel Signal Source and Military Signal Processing product lines use custom and unique materials in the products. As demand in the military/aerospace marketplace has declined, some of the Company's suppliers have decided to exit the business and some have adopted minimum lot buy policies. The Company has replaced some of these vendors, and in other cases has purchased portions of the excess inventory of those vendors that have decided to exit the business.

Sales and Marketing

Originally, the Company's primary business was to engineer, manufacture and market high-performance, high-reliability, RF and microwave signal source and signal processing components used in military/aerospace applications, such as missile guidance systems, advanced navigational systems and advanced radar systems. In 1993, the Company expanded its focus to the commercial market, to lessen the Company's susceptibility to trends in defense spending and to seek a share of the growing demand for commercial wireless communications. As a result of this shift, fluctuations in the Company's business are now more dependent on general business cycles, changes in market demand for the commercial signal source products built with the Company's components, and on technological innovations. The commercial signal source product line was launched in 1994, and accounted for 83% of revenue for the six months ended June 30, 2000.

The following table summarizes the Company's net sales by product line:

                                                                                        YEAR
                                                   SIX MONTHS        SIX MONTHS         ENDED
                                                      ENDED            ENDED          DECEMBER
                                                  JUNE 30, 2000    JUNE 30, 1999      31, 1999
                                                  -------------    -------------    ------------

Commercial Signal Source Components               $ 14,252,154        8,188,552       18,231,425
Hi-Rel Signal Source Components                      1,238,209          940,689        2,323,656
Military Signal Processing Components                  667,345          929,730        1,628,880
RF Passive Components                                  643,599          714,206        1,601,123
Commercial Special Assemblies                          356,234               --          427,165
                                                  ------------     ------------     ------------
                                                  $ 17,157,541       10,773,177       24,212,249
                                                  ============     ============     ============

The Company sells its products primarily through manufacturers' representatives who promote and solicit orders for the Company's products on a commission basis in exclusive marketing territories. The Company selects its sales representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. These manufacturers' representatives also represent other manufacturers with products complementary to, rather than competitive with, the Company's products. The Company normally engages 14 to 16 manufacturers' representative firms in the U.S. and also has 16 manufacturers' representatives covering 18 foreign countries. In addition to the manufacturers' representatives noted above, the Company also employs a direct-sales force comprised of the following principal positions:

o    Executive Vice President of Sales & Marketing
o    Eastern Regional Sales Manager
o    Western Regional Sales Manager
o    Director of Program Management
o    International Sales Manager
o    Director of Motorola Sales
o    Director of Sales-Nokia/Ericsson

In addition to the above efforts, the Company uses various methods to directly promote its products, including field visits to customers, advertising in trade journals, authoring technical articles for publication in trade journals and participating in trade show product seminars and exhibitions.

Backlog

Backlog of unfilled firm orders at December 31, 2000, and for prior periods is not available.

Customers

The Company sells primarily to original equipment manufacturers of communications equipment in either the commercial or military/aerospace marketplace. Many of those customers are large international and domestic companies with worldwide operations or prime contractors for military/aerospace work. Management believes it has a strong reputation with these and other customers for high-performance products and solutions.

Key customers of the Company include ACAL Electronics, Adaptive Broadband, Glenayre Technologies/Wireless Access, Ericsson, Lucent Technologies, Motorola, Netro, Nokia and Siemens in the commercial market, and Harris, Hughes, Lockheed Martin, Mitsubishi, NEC, Northrop Grumman, Raytheon and Saab Ericsson in the military/aerospace market. In 1999, Motorola and Nokia accounted for 22% and 15% of sales revenues, respectively. The Company's three largest customers for the six months ended June 30, 2000 were Motorola, ACAL Electronics and Nokia, with 20%, 14% and 14% of sales revenues, respectively.

The Company's customers have historically purchased products from the Company as needed, rather than through long-term supply contracts. The Company, however, does enter into long-term purchase agreements with some of its larger customers. These agreements establish preferred vendor status for the Company and, in most cases, indicate estimated purchase amounts over the term of the agreement.

Competition

The market for virtually all of the Company's products is extremely competitive. Many of the Company's competitors, including divisions of major corporations, have significantly greater resources than those currently available to the Company. Additionally, some of the Company's customers compete with the Company by manufacturing certain components themselves, rather than purchasing them from the Company. Some multi-national manufacturing firms have the ability to manufacture competitive products in larger production runs than the Company. The Company also faces considerable competition from competitors with overseas production facilities, where lower labor and other costs can result in lower production costs. The Company has recently expanded its mass production capabilities to address this competitive condition.

The Company believes that its surface-mount products for commercial applications compete with other manufacturers' products on the basis of their unique features, price and performance. The Company believes that its products manufactured for military/aerospace applications, including its Signal Processing Components and Wide-Band VCOs, compete on the basis of quality and performance. These products are typically high-performance, high-reliability components which are required to meet high quality system standards.

The Company believes that Mini-Circuits, M/A-COM and Temex are its largest competitors in the commercial signal source components market. The Company believes Merrimac Industries is its largest competitor in the military signal processing components market. Remec/Magnum competes with the Company primarily in the Hi-Rel signal source components market. The Company believes that it will continue to compete in these markets on the strength of its product performance and its ongoing commitment to technological innovation.

Research and Development

Vari-L's development efforts occur in four areas:

o    Application engineering,
o    Improvement of the Commercial Signal Source product line,
o    Expansion of the RF Passive Component product line, and
o    Development of new product lines.

The Company is continually modifying designs released from the research department to configure products for each unique customer application. This configuration process is performed by the Company's application design engineering team.

The Company has an ongoing product improvement program designed to improve the technology gap between Vari-L and its competitors. To this end the Company has dedicated resources to the improvement of the phase noise performance of its commercial product lines. In addition, the Company is developing products to service customers in the emerging broadband communications markets. This market requires wide-band signal sources with better phase noise specifications than traditionally offered.

RF Passive Component products are normally hand-assembled, labor-intensive parts. To offer a highly competitive solution to the market, Vari-L is developing a product concept that can be highly automated, thus eliminating much of the human labor.

The last area of product development is focused at the introduction of a new line of microwave signal sources (frequencies greater than 10 GHz). This line of oscillators is directed toward microwave broadband wireless communications equipment manufacturers.

Patents

The patent on the Company's wide-band VCO was issued in the U.S. on November 4, 1986, in Canada on April 17, 1990, and by the European Patent Office on April 3, 1992. The U.S. patent will expire in 2005. The Canadian patent will expire in 2007 and the European patents will expire in 2006. In December of 1998, the Company received a patent from the Chinese government for technology used in its signal source components. The Company obtained this patent protection while it was considering the development of a manufacturing facility in China. The Company is currently not pursuing a manufacturing facility in China.

The Company also owns U.S. patents for (i) a High Impedance Ratio Wideband Transformer Circuit expiring in 2015, (ii) a 1.2 Volt Voltage Controlled Oscillator expiring in 2016 and (iii) an Unbalanced to Balanced High Impedance Ratio Wide-Band Transformer Circuit expiring in 2015.

Additionally, during 1999 the Company received approval from the U.S. Patent and Trademark Office on five new patents which expire in 2017. In January 1999, the Company announced two patents for a "Sliver Board Orthogonal Mounted Substrate Resonator" and a "Continually Adjustable Resonator". This technology could potentially enable high-volume, automated production of advanced high-frequency components. In June 1999, the Company announced a "Multiple Single-Layer Monolithic Passive Integrated Circuits and Method" patent. This technology could potentially improve the manufacturing process of commercial products for wireless applications. This improvement would entail the lowering of material costs and assembly times by integrating multiple components into a single unit during production. In July 1999, the Company announced patents for a "Switched Mode Oscillator" and a "Passive Switched Oscillator Output Circuit". Both patents apply to critical improvements of the Company's dual-band VCOs. The Switched Mode Oscillator allows the VCOs to operate on two significantly different frequencies with only a single transistor. The Passive Switched Oscillator Output Circuit enables two oscillators to be integrated into a single unit with a minimum of added circuitry. These patents bring improvements to production cost, and, in the case of the Passive Switched Oscillator Output Circuit, reduced component size.

To the Company's knowledge, there are no asserted claims by other parties against the Company's patents or its other proprietary technologies.

In the absence of patents, the Company relies upon nondisclosure agreements and trade secret laws to protect its confidential and proprietary information. Due to the rapid rate of technological change in its markets, the Company believes that the ability to innovate is of greater importance to its business than availability of patents and proprietary rights. Barriers to competitor entry for non-patented technology include the time and expense to design and manufacture components and the difficulty of marketing to those customers who have already designed the Company's components into their equipment.

Government Regulation

In certain instances, the Company is required to obtain both Department of Commerce and Department of State export licenses before filling foreign orders. The Bureau of Export Administration has listed certain criteria whereby some of the Company's products are regulated for export because of national security, missile technology, and regional stability, principally with regard to military/aerospace applications. Any foreign sales of the Company's products requiring export licenses must comply with these regulations.

Employees

As of June 30, 2000 and January 31, 2001, the number of personnel employed by the Company (excluding contract/agency employees) was 274 and 255, respectively. The Company believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases four buildings in Denver for its production facilities and its administrative offices. Three of these buildings are leased from related parties. The Company is responsible for payment of insurance, taxes and maintenance and other expenses related to these leased properties. The leases expire between 2002 and 2013, and generally contain renewal options. The Company believes that its leased facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

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

The parties have had preliminary discussions regarding the possibility of settlement. There can be no assurance, however, that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, the individual defendants in the class action may have claims against the Company for indemnification of their cost of defense, which claims may be material. See "Certain Relationships and Related Transactions."

On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company in Colorado state court in Denver, captioned Ritter v. Kiser, et al., No. 00-CV-6001, Colo. Dist. Ct., Denver. The Company is named in that action as a nominal defendant. A shareholder derivative action is a state law action in which shareholders assert claims against third parties on behalf of the corporation. The derivative complaint alleges some of the same facts as were asserted in the class actions in federal court and claims that those facts demonstrate that the officers named in the class actions, as well as the Company's directors, breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on June 30, 2000. At the meeting Joseph H. Kiser, David G. Sherman, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, Jae H. Shim and Derek L. Bailey were elected as directors. The shareholders also ratified the appointment of Haugen, Springer & Co. as the Company's independent public accountants for the year ending December 31, 2000 and approved an amendment to the Company's Tandem Stock Option and Stock Appreciation Rights Plan to increase the number of shares reserved under the Plan by 354,000 shares.

The number of votes cast for, withheld or broker nonvotes for each director nominee was as follows:

                                                               Broker
Nominee                         For           Against         Nonvotes
-------                         ---           -------         --------

Joseph H. Kiser             6,083,953        557,930              0
David G. Sherman            5,996,637        645,156              0
Sarah L. Booher             6,024,523        617,360              0
David A. Lisowski           6,044,146        597,737              0
Anthony B. Petrelli         6,053,890        587,993              0
Jae H. Shim                 6,089,304        552,579              0
Derek L. Bailey             6,085,389        556,494              0

The number of votes cast for, against, abstentions and broker nonvotes for ratification of auditors was as follows:

        For            Against           Abstain       Broker Nonvotes
        ---            -------           -------       ---------------
     5,665,013         943,913            32,957             0

The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendment to the Company's Tandem Plan was as follows:

         For           Against           Abstain       Broker Nonvotes
         ---           -------           -------       ---------------
     5,319,742        1,258,303          63,838                0

Because the election of directors, ratification of auditors and approval of the increase in the number of shares reserved under the Tandem Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the shareholders were voted by the brokers at their discretion.

                              VARI-L COMPANY, INC.

                              Financial Statements

                                  June 30, 2000

                   (With Independent Auditors' Report Thereon)

                              VARI-L COMPANY, INC.

                              Financial Statements

                                  June 30, 2000

                                      Index



Financial Statements:

    Independent Auditors' Report                                                      F-1

    Balance Sheets, June 30, 2000 and December 31, 1999 (unaudited)                   F-2

    Statements of Operations, Six months ended June 30, 2000 (unaudited)
       and year ended December 31, 1999 (unaudited)                                   F-3

    Statements of Stockholders' Equity, Six months ended June 30, 2000 (unaudited)
       and year ended December 31, 1999 (unaudited)                                   F-4

    Statements of Cash Flows, Six months ended June 30, 2000 (unaudited)
       and year ended December 31, 1999 (unaudited)                                   F-5

    Notes to Financial Statements                                                     F-6


Schedule:

Schedule II - Valuation and Qualifying Accounts (unaudited)                           F-28

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vari-L Company, Inc.:

We have audited the accompanying balance sheet of Vari-L Company, Inc. as of June 30, 2000. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Vari-L Company, Inc. as of June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying balance sheet as of December 31, 1999 and the statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2000 and for the year ended December 31, 1999 and related Schedule II were not audited by us and, accordingly, we do not express an opinion on them.



Denver, Colorado
January 19, 2001

                              VARI-L COMPANY, INC.

                                 Balance Sheets


                                                                           June 30,          December 31,
                               ASSETS                                        2000                1999
                                                                       ---------------      ---------------
                                                                                          (restated - note 2)
                                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                          $    11,030,293           14,721,048
    Trade accounts receivable, less allowance for doubtful
       accounts of $174,634 and $208,156, respectively (note 4)              5,881,280            4,075,990
    Inventories (notes 3 and 4)                                              7,434,660            4,465,102
    Prepaid expenses and other current assets                                  189,485               22,474
                                                                       ---------------      ---------------

                Total current assets                                        24,535,718           23,284,614
                                                                       ---------------      ---------------

Property and equipment (note 4):
    Machinery and equipment                                                  9,845,402            8,223,217
    Furniture and fixtures                                                     720,971              668,368
    Leasehold improvements                                                   1,538,575            1,486,045
                                                                       ---------------      ---------------

                                                                            12,104,948           10,377,630
    Less accumulated depreciation and amortization                           4,767,159            4,048,163
                                                                       ---------------      ---------------

                Net property and equipment                                   7,337,789            6,329,467

Intangible and other assets                                                    697,185              625,729
                                                                       ---------------      ---------------

                Total assets                                           $    32,570,692           30,239,810
                                                                       ===============      ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                     $       320,798                   --
    Trade accounts payable                                                   4,182,270            2,385,130
    Accrued compensation                                                     1,499,890            2,164,644
    Other accrued expenses                                                     225,105               56,106
    Notes payable and current installments of long-term
       obligations (note 4)                                                 11,566,386           11,159,081
                                                                       ---------------      ---------------

                Total current liabilities                                   17,794,449           15,764,961

Long-term obligations (note 4)                                                  91,666              101,791
                                                                       ---------------      ---------------

                Total liabilities                                           17,886,115           15,866,752
                                                                       ---------------      ---------------

Stockholders' equity (notes 6 and 7):
    Common stock, $.01 par value, 50,000,000 shares authorized;
      7,070,423 and 6,945,483 shares issued and outstanding,
      respectively                                                              70,704               69,455
    Additional paid-in capital                                              40,524,974           40,449,692
    Unamortized stock compensation cost                                     (4,318,371)          (5,732,611)
    Accumulated deficit                                                    (21,592,730)         (20,413,478)
                                                                       ---------------      ---------------

                Total stockholders' equity                                  14,684,577           14,373,058
                                                                       ---------------      ---------------

Commitments and contingencies (notes 4, 7, 8, 9 and 13)

                Total liabilities and stockholders' equity             $    32,570,692           30,239,810
                                                                       ===============      ===============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

                                   (unaudited)



                                                                Six months          Year ended
                                                              ended June 30,       December 31,
                                                                   2000                1999
                                                             ---------------      ---------------
                                                                                 (restated - note 2)

Net sales                                                    $    17,157,541           24,212,249

Cost of goods sold                                                10,310,940           12,811,300
                                                             ---------------      ---------------

              Gross profit                                         6,846,601           11,400,949
                                                             ---------------      ---------------

Operating expenses:
     Selling                                                       1,947,893            3,165,746
     General and administrative                                    2,440,097            3,650,742
     Research and development                                      3,002,753            4,852,518
     Expenses relating to accounting restatements and
        the related shareholder litigation (note 12)                 469,347                   --
                                                             ---------------      ---------------

              Total operating  expenses                            7,860,090           11,669,006
                                                             ---------------      ---------------

              Operating loss                                      (1,013,489)            (268,057)

Other income (expense):
     Interest income                                                 314,921              261,827
     Interest expense                                               (453,059)            (878,524)
     Other, net                                                      (27,625)             (32,381)
                                                             ---------------      ---------------

              Total other income (expense)                          (165,763)            (649,078)
                                                             ---------------      ---------------

              Net loss                                       $    (1,179,252)            (917,135)
                                                             ===============      ===============

Loss per share                                               $         (0.17)               (0.16)
                                                             ===============      ===============

Weighted average shares outstanding                                7,042,247            5,680,287
                                                             ===============      ===============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                       Statements of Stockholders' Equity

                          Year ended December 31, 1999
                       and six months ended June 30, 2000

                                  (unaudited)





                                                                        Common stock                 Additional
                                                              ---------------------------------       paid-in
                                                                  Shares            Amount            capital
                                                              ---------------   ---------------  ----------------

Balance, January 1, 1999, as previously reported                   5,464,134    $      54,641       22,083,833

Restatement adjustments (note 2)                                          --               --        1,045,637
                                                               -------------    -------------    -------------

Balance, January 1, 1999, as restated                              5,464,134           54,641       23,129,470

Warrants exercised                                                   665,000            6,650        6,310,871
Stock options exercised                                              788,193            7,882        5,319,142
Common stock issued under employee stock purchase plan                12,773              128           82,003
Common stock issued to profit sharing plan                            12,851              128          101,073
Common stock issued under stock award plan                            14,300              143           91,905
Common stock repurchased and retired                                 (11,768)            (117)         (88,999)
Stock options granted as compensation                                     --               --        5,535,938
Stock options forfeited                                                   --               --          (31,711)
Amortization of stock compensation cost                                   --               --               --
Net loss                                                                  --               --               --
                                                               -------------    -------------    -------------

Balance, December 31, 1999                                         6,945,483           69,455       40,449,692

Stock options exercised                                              116,569            1,165          930,335
Common stock issued under employee stock purchase plan                 7,471               75           50,130
Common stock issued under stock award plan                               900                9           16,448
Stock options forfeited                                                   --               --         (921,631)
Amortization of stock compensation cost                                   --               --               --
Net loss                                                                  --               --               --
                                                               -------------    -------------    -------------

Balance, June 30, 2000                                             7,070,423    $      70,704       40,524,974
                                                               =============    =============    =============

                                                                Unamortized       Retained
                                                                   stock          earnings           Total
                                                               compensation     (accumulated     stockholders'
                                                                   cost           deficit)          equity
                                                               -------------    -------------    -------------

Balance, January 1, 1999, as previously reported                          --       10,286,987       32,425,461

Restatement adjustments (note 2)                                    (340,540)     (29,783,330)     (29,078,233)
                                                               -------------    -------------    -------------

Balance, January 1, 1999, as restated                               (340,540)     (19,496,343)       3,347,228

Warrants exercised                                                        --               --        6,317,521
Stock options exercised                                                   --               --        5,327,024
Common stock issued under employee stock purchase plan                    --               --           82,131
Common stock issued to profit sharing plan                                --               --          101,201
Common stock issued under stock award plan                                --               --           92,048
Common stock repurchased and retired                                      --               --          (89,116)
Stock options granted as compensation                             (5,535,938)              --               --
Stock options forfeited                                               31,711               --               --
Amortization of stock compensation cost                              112,156               --          112,156
Net loss                                                                  --         (917,135)        (917,135)
                                                               -------------    -------------    -------------

Balance, December 31, 1999                                        (5,732,611)     (20,413,478)      14,373,058

Stock options exercised                                                   --               --          931,500
Common stock issued under employee stock purchase plan                    --               --           50,205
Common stock issued under stock award plan                                --               --           16,457
Stock options forfeited                                              921,631               --               --
Amortization of stock compensation cost                              492,609               --          492,609
Net loss                                                                  --       (1,179,252)      (1,179,252)
                                                               -------------    -------------    -------------

Balance, June 30, 2000                                            (4,318,371)     (21,592,730)      14,684,577
                                                               =============    =============    =============

                              VARI-L COMPANY, INC.

                            Statements of Cash Flows

                                  (unaudited)


                                                                                Six months        Year ended
                                                                              ended June 30,     December 31,
                                                                                   2000              1999
                                                                              --------------    --------------
                                                                                              (restated - note 2)

Net loss                                                                      $   (1,179,252)         (917,135)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation of property and equipment                                           718,998         1,270,005
    Amortization of intangible assets                                                 13,300            17,011
    Common stock issued under profit sharing and stock award plans                    16,457           193,249
    Amortization of stock compensation                                               492,609           112,156
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                             (1,805,290)         (591,652)
       Inventories, net                                                           (2,969,558)       (1,043,025)
       Prepaid expenses and other current assets                                    (167,011)           (1,732)
       Trade accounts payable                                                      1,797,140          (247,380)
       Accrued compensation                                                         (664,754)          330,719
       Other accrued expenses                                                        168,999          (236,903)
                                                                              --------------    --------------

                  Total adjustments                                               (2,399,110)         (197,552)
                                                                              --------------    --------------

                  Cash used in operating activities                               (3,578,362)       (1,114,687)
                                                                              --------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment                                           (1,699,285)       (1,939,399)
    Increase in other assets                                                         (84,756)          (55,519)
                                                                              --------------    --------------

                  Cash used in investing activities                               (1,784,041)       (1,994,918)
                                                                              --------------    --------------

Cash flows from financing activities:
    Increase in bank overdraft                                                       320,798                --
    Proceeds from notes payable                                                   11,500,000         3,042,537
    Payments of notes payable                                                    (11,106,982)       (3,356,742)
    Proceeds from long-term obligations                                                   --            40,894
    Payments of long-term obligations                                                (23,873)          (48,658)
    Proceeds from warrants exercised                                                      --         6,317,521
    Proceeds from stock options exercised                                            931,500         5,327,024
    Proceeds from common stock issued under stock purchase plan                       50,205            82,131
    Common stock repurchased                                                              --           (89,116)
                                                                              --------------    --------------

                  Cash provided by financing activities                            1,671,648        11,315,591
                                                                              --------------    --------------

                  Increase (decrease) in cash and cash equivalents                (3,690,755)        8,205,986

Cash and cash equivalents at beginning of period                                  14,721,048         6,515,062
                                                                              --------------    --------------

Cash and cash equivalents at end of period                                    $   11,030,293        14,721,048
                                                                              ==============    ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    $      315,092           932,595
                                                                              ==============    ==============

    Cash paid for income taxes                                                $           --                --
                                                                              ==============    ==============

During the six months ended June 30, 2000 and the year ended December 31, 1999, equipment was acquired under capital lease financing transactions in the amounts of $34,300 and $77,983, respectively.


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          Vari-L Company, Inc. (the Company) was founded in 1953 and is a manufacturer of electronic components. The Company designs, manufactures, and markets microwave signal processing components and other electronic devices used in the communications industry. The Company operates as a single business segment, and its products are sold to original equipment manufacturers of communication equipment who market their products in both commercial and military markets in the United States and internationally.

     (b)  CHANGE IN FISCAL YEAR END

          The Company's Board of Directors approved a change in the Company's year end to June 30, effective in 2000.

     (c)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include the provision for doubtful accounts, the provision for excess and obsolete inventories, the allowance for product warranties and returns, the estimated useful life of property and equipment and the estimated useful life of patents. Actual results could differ from those estimates.

     (d)  CASH EQUIVALENTS

          Cash equivalents at June 30, 2000 and December 31, 1999 consist of U.S. government securities money market funds. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

     (e)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value. The provision for excess and obsolete inventory included in cost of goods sold was $443,573 for the six months ended June 30, 2000 and $61,621 for the year ended December 31, 1999.



                                      F-6
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Plant and equipment under capital leases are recorded initially at the present value of the minimum lease payments. Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives of the respective assets, which range from 3 to 10 years. Amortization of machinery and equipment under capital leases is included in depreciation expense.

          Machinery and equipment recorded under capital leases amounted to $125,726 at June 30, 2000 and $97,692 at December 31, 1999 and the
          related accumulated amortization was $35,274 and $18,936, respectively.

     (g)  OTHER ASSETS

          Intangible assets, consisting of patents and trademarks, are recorded at cost and are included in other assets. Intangible assets of $311,626 and $235,956, net of accumulated amortization of $76,807 and $63,507 at June 30, 2000 and December 31, 1999, respectively, are being amortized on a straight-line basis over an estimated useful life of 10 years.

     (h)  STOCK COMPENSATION PLANS

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed award stock options. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeds the exercise price of the option on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     (i)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                                      F-7
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


          Deferred tax assets are reduced by a valuation allowance for the portion of such assets for which it is more likely than not the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carryforwards.

     (j)  EARNINGS PER SHARE

          The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding. The effect of potentially dilutive common shares represented by stock options outstanding (see note 6) was anti-dilutive for the six months ended June 30, 2000 and the year ended December 31, 1999.

     (k)  RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

          Research and development and advertising costs are expensed when incurred. Research and development expense for the six months ended June 30, 2000 and the year ended December 31, 1999 totaled $3,002,753 and $4,852,518, respectively. This amount is comprised of product development expenses of $1,045,578 and $1,605,632, respectively, which are the design costs associated with customized products for customers and research expenses of $1,957,175 and $3,246,886, respectively, which are costs associated with the development of new product lines. Advertising costs were $163,518 and $325,337 for the six months ended June 30, 2000 and for the year ended December 31, 1999, respectively.

     (l)  LONG-LIVED ASSETS

          The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (m)  REVENUE RECOGNITION

          Revenues are recognized at the time of shipment. Provisions are made for sales discounts and allowances at the time product sales are recognized.



                                      F-8
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


     (n)  PRODUCT WARRANTIES AND RETURNS

          Product warranties and returns are provided for in the period the products are sold. The Company provides a one-year warranty on most of its products. As the majority of its products are built to customer specifications, the Company generally does not accept product returns. Historically, warranty expense and product returns have been insignificant.

     (o)  UNAUDITED FINANCIAL INFORMATION

          The accompanying financial statements of the Company for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 have been prepared without audit. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

(2)  RESTATEMENT OF FINANCIAL STATEMENTS

     In late 1999, the Securities and Exchange Commission commenced an investigation into the Company's accounting and reporting practices in recent years. Subsequently, the Company announced that its previously issued financial statements should not be relied upon and that it would be amending its 1997 and subsequent financial statements. It also announced that the Audit Committee of the Board of Directors was conducting an investigation into the Company's accounting policies and practices which may result in further adjustments to the Company's financial statements. The preliminary results of the Company's investigation were reported to the Audit Committee in September 2000, and on September 12, 2000, the Company announced that it would restate its previously issued financial statements, reducing stockholders' equity by $30 to $35 million. That estimate included write-downs of assets and changes in liabilities identified in a preliminary report from an independent accounting firm engaged by the Audit Committee. Thereafter, the Company began a process of restating its previously issued financial statements. The adjustments to restate the Company's previously issued financial statements are numerous; however, the principal reasons and significant effects of the restatement adjustments on the accompanying 1999 financial statements from amounts previously reported are summarized as follows:




                                      F-9
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



                                                INCREASE          INCREASE          INCREASE
                                              (DECREASE) IN     (DECREASE) IN     (DECREASE) IN
                                              STOCKHOLDERS'     STOCKHOLDERS'    NET INCOME FOR
                                              EQUITY AS OF      EQUITY AS OF     THE YEAR ENDED
                                              DECEMBER 31,       JANUARY 1,       DECEMBER 31,
                                                  1999              1999              1999
                                             --------------    --------------    --------------

Accounts receivable (a)                      $     (686,010)         (932,527)          246,517
Inventories (b)                                  (6,264,898)       (4,953,828)       (1,311,070)
Prepaid expenses (c)                             (1,137,526)       (1,214,751)           77,225
Property and equipment (d)                      (25,827,533)      (21,568,983)       (4,258,550)
Intangible and other assets (e)                  (3,055,271)       (2,389,403)         (665,868)
Accrued expenses (f)                             (2,207,704)       (1,923,127)         (393,903)
Deferred income taxes (g)                         3,730,000         3,904,386         2,097,670
Stock compensation expense (h)                           --                --          (112,156)
                                             --------------    --------------    --------------

        Total restatement adjustments        $  (35,448,942)      (29,078,233)       (4,320,135)
                                             ==============    ==============    ==============

     (a)  ACCOUNTS RECEIVABLE

          An adjustment was recorded to increase the allowance for doubtful accounts and to write off uncollectible accounts receivable.

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


                                      F-10
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



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

          Other assets were also reduced for labor and overhead and third-party costs incurred in connection with the Company's ISO registration which should have been expensed as incurred.

          Additionally, adjustments were recorded to eliminate certain costs recorded as other assets which should have been expensed as period costs.

     (f)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accrued expenses were adjusted to record salaries, wages, bonuses and related payroll expenses in the proper period. Certain expenses were previously not accrued in the period to which they relate.

     (g)  DEFERRED INCOME TAXES

          The deferred tax liability was adjusted to reverse the deferred tax benefit recognized for stock options exercised which had previously been credited to additional paid-in capital in the amount of $2,272,057. The tax effect of the above adjustments was also recorded, which reduced the adjusted net deferred tax liability to zero. A net deferred tax asset was not recorded, as management believes that it is not more likely than not that the deferred tax assets will be realized. See note 5.

     (h)  STOCK COMPENSATION EXPENSE

          Stock compensation expense was recorded for options granted to employees during 1999, with exercise prices below the market price on the respective grant dates, for which compensation expense was not previously recognized.



                                      F-11
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



       The balance sheet at December 31, 1999 as previously reported and as restated is summarized as follows:


                                                                DECEMBER 31,
                                                                    1999          DECEMBER 31,
                                                               (AS PREVIOUSLY        1999
                              ASSETS                              REPORTED)      (AS RESTATED)
                                                               --------------   --------------

Cash and cash equivalents                                      $   14,883,000       14,721,048
Trade accounts receivable, net                                      4,762,000        4,075,990
Inventories                                                        10,730,000        4,465,102
Prepaid expenses and other current assets                           1,160,000           22,474
Net property and equipment                                         32,157,000        6,329,467
Intangible and other assets                                         3,681,000          625,729
                                                               --------------   --------------

              Total assets                                     $   67,373,000       30,239,810
                                                               ==============   ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                                         $    1,996,000        2,385,130
Accrued compensation                                                  576,000        2,164,644
Other accrued expenses                                                 26,000           56,106
Notes payable and current installments of
    long-term obligations                                           1,108,000       11,159,081
Long-term obligations                                              10,115,000          101,791
Deferred income taxes                                               3,730,000               --
Stockholders' equity                                               49,822,000       14,373,058
                                                               --------------   --------------

              Total liabilities and stockholders' equity       $   67,373,000       30,239,810
                                                               ==============   ==============



                                      F-12
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


The income statement for the year ended December 31, 1999 as previously reported and as restated is summarized as follows:

                                                       YEAR ENDED
                                                      DECEMBER 31,        YEAR ENDED
                                                           1999          DECEMBER 31,
                                                     (AS PREVIOUSLY         1999
                                                        REPORTED)       (AS RESTATED)
                                                     --------------    --------------

Net sales                                            $   24,281,000        24,212,249

Cost of goods sold                                       11,007,000        12,811,300
                                                     --------------    --------------

                  Gross profit                           13,274,000        11,400,949
                                                     --------------    --------------

Operating expenses:
    Selling                                               2,750,000         3,165,746
    General and administrative                            1,675,000         3,650,742
    Research and development                              2,491,000         4,852,518
                                                     --------------    --------------

              Total operating expenses                    6,916,000        11,669,006
                                                     --------------    --------------

              Operating income (loss)                     6,358,000          (268,057)

Other income (expense), net                                (857,000)         (649,078)
                                                     --------------    --------------

              Income (loss) before income taxes           5,501,000          (917,135)

Income tax expense                                       (2,098,000)               --
                                                     --------------    --------------

              Net income (loss)                      $    3,403,000          (917,135)

Income (loss) per share - basic                      $         0.60             (0.16)
                                                     ==============    ==============

Income (loss) per share - diluted                    $         0.57             (0.16)
                                                     ==============    ==============



                                      F-13
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



(3)  INVENTORIES

     Inventories, net of allowances for excess and obsolete items, consist of the following:

                                JUNE 30,        DECEMBER 31,
                                  2000              1999
                            ---------------   ---------------

Finished goods              $       363,549           429,768
Work-in-process                   1,226,984           866,494
Raw materials                     5,844,127         3,168,840
                            ---------------   ---------------

                            $     7,434,660         4,465,102
                            ===============   ===============

(4)  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     Notes payable and long-term obligations consist of the following:

                                                              JUNE 30,        DECEMBER 31,
                                                                2000             1999
                                                          ---------------   ---------------

Notes payable under Revolving Credit Facility (a)         $    11,500,000                --
Notes payable under former credit facility (a)                         --        11,103,408
Promissory notes (b)                                               66,756            78,827
Capital leases (c)                                                 91,296            78,637
                                                          ---------------   ---------------

                                                               11,658,052        11,260,872
Less current installments                                      11,566,386        11,159,081
                                                          ---------------   ---------------

         Long-term obligations                            $        91,666           101,791
                                                          ===============   ===============

Future maturities of notes payable and long-term obligations as of June 30, 2000 are as follows:

Year ending June 30:
    2001                                  $     11,566,386
    2002                                            63,649
    2003                                            26,528
    2004                                             1,489
                                          ----------------

                                          $     11,658,052
                                          ================

     (a)  BANK CREDIT FACILITIES

          On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the Loan Agreement). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest was payable on the



                                      F-14
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



          line of credit at an annual rate of 9.5% at June 30, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's accounts receivable, inventories and equipment.

          Proceeds from the Loan Agreement were used to repay the amount outstanding under the prior credit facilities, which included a line of credit, a term loan, and a revolving equipment term loan. Interest on the loans ranged from 6.1% to 7.75% at December 31, 1999. The loans were secured by receivables, inventory, property and equipment. The loans are now classified as current at December 31, 1999 because the Company has determined that it was in default of certain provisions of the various related loan agreements on that date.

          As of June 30, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the lender that, among other matters, delayed the lender's right to accelerate payment of the loan to December 15, 2000. On December 15, 2000 the Company entered into a second forbearance agreement that delayed the lender's right to accelerate payment of the loan to March 31, 2001. Accordingly, the amounts outstanding as of June 30, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated using a formula based on inventories, accounts receivable aged less than 90 days, and equipment. The Company was required to reduce the amount outstanding under the loan to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

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

     (b)  PROMISSORY NOTES

          The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.5% to 8.5%. Monthly principal and interest payments totaling $2,651 are required. The notes mature from March 2002 through July 2003.

     (c)  LEASES

          The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next three years. The Company also has noncancelable operating leases primarily for corporate office and manufacturing facilities. Rent expense was $388,645 for the six months ended June 30, 2000 and $786,389 for the year ended December 31, 1999.



                                      F-15
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


          The Company leases certain corporate office and manufacturing facilities under long-term operating leases from the Company's Chief Scientific Officer and former chairman and from a partnership in which he is a partner. The leases expire in 2002 through 2005 and contain options to extend the terms of the leases. Total rent expense associated with these leases for the six months ended June 30, 2000 was $145,878 and for the year ended December 31, 1999, was $289,800.

          Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2000 are as follows:


                                                            CAPITAL         OPERATING
                                                             LEASES           LEASES
                                                          -------------   -------------

Year ending June 30,
  2001                                                    $      45,629         824,760
  2002                                                           43,694         831,886
  2003                                                           12,072         702,346
  2004                                                               --         665,033
  2005                                                               --         508,528
    Thereafter                                                       --       3,049,096
                                                          -------------   -------------

             Total minimum lease payments                       101,395   $   6,581,649
                                                                          =============
Less amount representing interest                                10,099
                                                          -------------
             Present value of net minimum capital
                 lease payments                                  91,296
Less current installments of obligations under
    capital leases                                               38,995
                                                          -------------

             Obligations under capital leases,
                 excluding current installments           $      52,301
                                                          =============


(5)  INCOME TAXES

     For the six months ended June 30, 2000, and for the year ended December 31, 1999, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.



                                      F-16
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



Income tax benefit attributable to net loss differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

                                                                       SIX MONTHS        YEAR ENDED
                                                                     ENDED JUNE 30,     DECEMBER 31,
                                                                         2000               1999
                                                                    ---------------    ---------------

Income tax benefit at federal statutory tax rate                    $      (412,738)          (320,997)
State income taxes, net of federal tax effect                               (36,409)           (28,317)
Officers' life insurance                                                     18,027             32,804
Non-deductible meals and entertainment expenses                               1,613              3,848
Other                                                                       (14,484)            45,828
Increase in valuation allowance for net deferred tax assets                 443,991            266,834
                                                                    ---------------    ---------------

Actual income tax expense (benefit)                                 $            --                 --
                                                                    ===============    ===============

Significant components of deferred tax balances were as follows:


                                                                       JUNE 30,       DECEMBER 31,
                                                                         2000            1999
                                                                    -------------    -------------

Deferred tax assets:
   Allowance for doubtful accounts recognized for
      financial reporting purposes                                  $      66,514           79,281
   Inventory reserve recognized for financial
      reporting purposes                                                1,012,413          843,467
   Intangible assets, due to differences in amortization
      methods                                                              11,674           10,172
   Other accounts and reserves accrued for financial
      reporting purposes                                                   27,059          238,540
   Stock compensation expense recognized for financial
      reporting purposes                                                  538,648               --
   Net operating loss carryforwards                                    10,675,551       10,029,534
                                                                    -------------    -------------

                                                                       12,331,859       11,200,994
   Less valuation allowance                                           (12,069,708)     (10,944,968)
                                                                    -------------    -------------

             Total deferred tax assets                              $     262,151          256,026
                                                                    =============    =============

Deferred tax liabilities:
   Property and equipment, due to differences in
      depreciation methods                                          $    (262,151)        (256,026)
                                                                    -------------    -------------

             Total deferred tax liabilities                              (262,151)        (256,026)
                                                                    -------------    -------------

             Net deferred tax assets (liabilities)                  $          --               --
                                                                    =============    =============


                                      F-17
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance equal to the balance of net deferred tax assets has been recognized as of June 30, 2000 and December 31, 1999. The increase in the valuation allowance for net deferred tax assets for the six months ended June 30, 2000 was $1,124,740, including $680,749 attributable to deductions for stock options exercised in excess of the compensation recorded for financial reporting purposes.

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $26,333,000 at December 31, 1999, expiring through 2019. A portion of the net operating loss carryforwards relate to excess stock option deductions for tax purposes. The valuation allowance at December 31, 1999 includes approximately $1,887,000 attributable to excess stock option deductions. If realized, the benefit will be recorded as an increase in additional paid-in capital.

(6)  STOCK COMPENSATION PLANS


     The Company has three stock-based compensation plans. The Company applies APB No. 25 in accounting for its stock compensation plans. During the six months ended June 30, 2000 and the year ended December 31, 1999, the Company recognized employee stock compensation expense under these plans of $509,066 and $305,405, respectively. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:


                            SIX MONTHS ENDED      YEAR ENDED
                                JUNE 30,         DECEMBER 31,
                                  2000               1999
                            ----------------   ---------------

Net loss:
   As Reported              $    (1,179,252)          (917,135)
                            ===============    ===============

   Pro Forma                $    (2,234,995)        (2,364,411)
                            ===============    ===============

Loss Per Share:
   As Reported              $         (0.17)             (0.16)
                            ===============    ===============

   Pro Forma                $         (0.32)             (0.42)
                            ===============    ===============




                                      F-18
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



     (a)  STOCK OPTION PLAN

          The Company has a stock option plan which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights to officers, directors or employees of, as well as advisers and consultants to, the Company.

          The Company has reserved 3,624,000 shares of its common stock for issuance upon exercise of options and rights granted under the plan. In March 2000, the stock option plan was amended to increase the number of shares reserved under the plan from 3,270,000 to 3,624,000. Subsequently, this amendment was approved by the shareholders at the Company's Annual Meeting of Shareholders held on June 30, 2000. Typically, rights and options have been granted which vest over three to five years, become fully vested upon a change in control of the Company, and expire 10 years from the date of issuance. Certain options granted to senior management were vested upon issuance or over a shorter vesting period. The exercise price was equal to the market value of the Company's common stock on the grant date or the average of the market value over a stated period of time prior to the grant date.

          For stock options granted at an exercise price less than the market value of the common stock at the date of grant, stock compensation cost is recorded based on the difference between the market value of the common stock at the date of grant and the exercise price of the option. For options that are vested on the date of grant, the related stock compensation cost is expensed immediately. Unamortized employee stock compensation cost is recorded as a separate component of stockholders' equity and amortized to expense over the vesting period of the related options.

          The plan provides that each non-executive member of the Board of Directors receive options to purchase 500 shares of common stock for attending each meeting of the Board of Directors, a committee of the Board, or a meeting with management of the Company or other directors for Company business or affairs.


                                      F-19
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


Following is a summary of stock option activity during the year ended December 31, 1999 and the six months ended June 30, 2000:


                                                                       WEIGHTED
                                                     NUMBER OF          AVERAGE
                                                      OPTIONS        EXERCISE PRICE
                                                 ---------------    ---------------

Outstanding at January 1, 1999                         1,758,620    $          7.91
    Granted:
       At less than market price                         355,397              18.62
       At market price                                    20,000              10.00
       At greater than market price                      209,500               6.63
    Exercised                                           (788,193)              6.76
    Forfeited                                            (28,001)              7.81
                                                 ---------------

Outstanding at December 31, 1999                       1,527,323              10.73
    Granted at market price                               32,000              16.35
    Exercised                                           (116,569)              7.99
    Forfeited                                           (115,169)             13.75
                                                 ---------------

Outstanding at June 30, 2000                           1,327,585              10.84
                                                 ===============

Options exercisable at December 31, 1999                 551,542               8.52
                                                 ===============

Options exercisable at June 30, 2000                     667,062               8.90
                                                 ===============


Following is a summary of the status of stock options outstanding at June 30, 2000:


                                              OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
                                        -------------------------------   ----------------------------
                                           WEIGHTED
                                            AVERAGE         WEIGHTED                        WEIGHTED
                                           REMAINING         AVERAGE                        AVERAGE
         EXERCISE                         CONTRACTUAL       EXERCISE                        EXERCISE
       PRICE RANGE         NUMBER            LIFE             PRICE          NUMBER          PRICE
     ---------------     ----------     ---------------   ------------    -----------    -------------

     $ 0.00 - 4.00           25,750          3.3          $    2.21           25,750     $    2.21
       4.00 - 6.00            3,000          4.6               4.73            3,000          4.73
       6.00 - 8.00          151,501          8.4               6.71           36,501          6.81
       8.00 - 10.00         813,437          7.0               8.82          560,311          8.86
      10.00 - 15.00          25,000          8.7              12.21           25,000         12.21
      15.00 - 20.00         302,897          9.0              18.69           10,500         16.55
      20.00 - 33.63           6,000          9.6              28.48            6,000         28.48
                         ----------                                       ----------

                          1,327,585          7.6          $   10.84          667,062     $    8.90
                         ==========                                       ==========



                                      F-20
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



          In December 2000, the Company's Compensation Committee reformed the terms of stock options to purchase 350,397 shares which had been granted by the Committee on December 27, 1999 to change the option exercise price from a 60-day average price of $18.764 to $34.50, the market price of the Company's common stock on the date of grant. After the reformation, the Company informed the holders of the affected options of the change. All of the option holders expressly acknowledged and accepted the change in the option exercise price. As a result of the change, the Company recorded an adjustment in December 2000 of $3,533,107 to reverse unamortized compensation cost at relating to these options.

          Compensation cost for the SFAS 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2000: no expected dividend yield, volatility of 72%, risk free interest rate of 5.7% and an expected life of 5.8 years. Assumptions for the year ended December 31, 1999 were: no expected dividend yield, volatility of 72%, risk free interest rate of 4.9% and an expected life of 5.3 years. The weighted average fair value of options granted at market price during the six months ended June 30, 2000 was $10.95 and during the year ended December 31, 1999 was $6.06. During the year ended December 31, 1999, the weighted average fair value of options granted at less then market price was $25.90 and the weighted average fair value of options granted at greater than market price was $3.91.

     (b)  EMPLOYEE STOCK PURCHASE PLAN

          In 1995, the Company adopted an employee stock purchase plan. Eligible employees may designate up to ten percent of their earnings, through payroll deductions, to purchase shares of the Company's common stock. The purchase price is equal to 85 percent of the fair market value of the common stock on specified dates. A total of 800,000 common shares have been reserved for issuance under the plan, and the maximum number of shares to be issued in any annual period is 200,000. The plan is considered non-compensatory under APB No. 25, and therefore no expense was reported in the Company's statements of operations.

          The plan is considered compensatory under SFAS No. 123,and therefore, compensation cost for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2000: no expected dividend yield, volatility of 72%, risk free interest rate of 5.3% and an expected life of 1.0 year. Assumptions for the year ended December 31, 1999 were: no expected dividend yield, volatility of 72%, risk free interest rate of 4.3% and an expected life of 1.0 year. The weighted-average fair value of stock purchase rights granted during the six months ended June 30, 2000 was $0.38 and during the year ended December 31, 1999 was $1.99.



                                      F-21
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)




     (c)  STOCK AWARD PLAN

          In 1996, the Company adopted a stock award plan under which shares of common stock can be awarded to the Company's officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock award plan. Stock compensation cost is recognized based on the market value of the common stock on the date of the award. During the year ended December 31, 1999, 12,500 shares of common stock were issued to two officers as compensation for their performance in 1998. The fair market value of the shares issued in 1999 of $75,000 was recorded as compensation expense in 1998.

          The plan includes a provision for automatic awards of 50 shares per month to non-management members of the Company's Board of Directors who serve on the Company's audit or compensation committees. During the six months ended June 30, 2000, 900 shares with a fair market value of $16,457 were issued under this provision of the plan. During the year ended December 31, 1999, 1,800 shares with a fair market value of $17,048 were issued under this provision of the plan.

(7)  PROFIT SHARING AND RETIREMENT PLANS

     During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's common stock, are determined by the Board of Directors in its sole discretion. During the six months ended June 30, 2000, the Company contributed $14,055 in cash to the Plan and during the year ended December 31, 1999, the Company contributed 12,851 shares of common stock valued at $101,201 to the Plan.

     During 1998, the Company adopted a 401(k) plan to which employees may contribute up to 15 percent of their pay. The Company may make discretionary matching contributions to the plan. No matching contributions were made during the six months ended June 30, 2000 or during the year ended December 31, 1999.

(8)  EMPLOYMENT AGREEMENTS

     Effective June 1, 1997, the Company entered into four-year employment agreements with two officers which provide for minimum annual base salaries during the officers' employment with the Company, and severance pay in the event of termination. In the case of involuntary termination by the Company, severance payments are equal to the greater of the officer's annual base salary multiplied by the remaining term of the agreement or
     2.99 times the officer's average annual compensation over the last five years. In the case of voluntary termination or retirement, the senior officer will be entitled to (i) one-half of his annual base salary as severance pay, (ii) be engaged as a consultant for a period of up to five years for which he is paid a fee equal to 50 percent of his annual base salary upon termination of employment, and (iii) an annual retirement benefit equal to 25 percent of his annual base salary payable during the period he provides consulting services to the



                                      F-22
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


     Company. All unvested stock awards and options and stock appreciation rights previously granted to the officers will fully vest in the event of a change of control of the Company or an involuntary termination. In addition, the officers have agreed they will not compete against the Company for a period of one year after termination or expiration of their respective employment agreements, or the period covered by any consulting arrangement or retirement benefit, whichever is greater.

     Effective August 1, 2000, one of the officers entered into a Termination and Consulting Agreement, the terms of which supersede his employment agreement. The Company agreed to engage the officer as a consultant for the period from August 1, 2000 through July 31, 2001. The consultant is to receive compensation of $195,000 along with certain other benefits.

     In September 2000, the Company also entered into stay bonus agreements with a number of key personnel. The agreements provide for bonuses to be paid quarterly through August 31, 2001. The maximum amount payable under these agreements totals approximately $500,000.

     The Company is also a party to employment agreements with four other officers which provide for minimum base salaries ranging from $125,000 to $150,000 for terms of two to three years. The agreements provide for severance pay based on their annual salary for periods ranging from six months to one year in the event of involuntary termination.

(9)  RELATED PARTY TRANSACTIONS

     As described in note 4, the Company leases certain facilities from the Company's chairman and a partnership in which he is a partner.

     The Company is contingently liable for guarantees of indebtedness owed by former and current senior officers of the Company to a former officer. The maximum amount of this contingent liability at June 30, 2000 was approximately $169,000.

(10) FINANCIAL INSTRUMENTS

     At June 30, 2000 and December 31, 1999, the Company had approximately $11,028,728 and $8,982,389, respectively, invested in a U.S. government securities money market fund. The money market fund invests in United States government securities and is not otherwise federally insured.

     Disclosures of fair value information about certain financial instruments is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's notes payable and long-term obligations at December 31, 1999 and June 30, 2000 approximate their fair values since the instruments carry a variable rate of interest or a rate that approximates current rates.


                                      F-23
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


(11) SIGNIFICANT CUSTOMERS

     The Company's products are sold to original equipment manufacturers of communications equipment, either in commercial or military markets. During the six months ended June 30, 2000, the Company's three largest customers accounted for approximately 20.4%, 14.3% and 13.5%, respectively, of total net sales. Accounts receivable at June 30, 2000 for these three customers were $678,052, $1,451,231 and $601,748, respectively. During the year ended December 31, 1999, the Company's two largest customers accounted for approximately 21.6% and 14.8%, respectively, of total sales. Accounts receivable at December 31, 1999 for these two customers were $113,890 and $1,398,526, respectively. The Company performs credit evaluations of its customers but generally does not require collateral. Receivables due from foreign customers are generally insured by a private indemnity company; otherwise, letters of credit are required of foreign customers.

     The Company produces and sells electronic components in five product lines. Sales for each of the product lines for the six months ended June 30, 2000 and for the year ended December 31, 1999 were as follows:

                                             SIX MONTHS ENDED      YEAR ENDED
                                                 JUNE 30,         DECEMBER 31,
                                                   2000               1999
                                             ----------------   ---------------

Commercial Signal Source Components          $    14,252,154        18,231,425
Hi-Rel Signal Source Components                    1,238,209         2,323,656
Military Signal Processing Components                667,345         1,628,880
Radio Frequency Passive Components                   643,599         1,601,123
Commercial Special Assemblies                        356,234           427,165
                                             ---------------   ---------------

                                             $    17,157,541        24,212,249
                                             ===============   ===============

     The Company attributes sales to foreign customers based on the country to which the products are shipped. During the six months ended June 30, 2000, and the year ended December 31, 1999, the Company made sales to customers located in foreign countries as follows:

                                             SIX MONTHS ENDED      YEAR ENDED
                                                 JUNE 30,         DECEMBER 31,
                                                   2000               1999
                                             ----------------   ---------------

England                                      $     3,937,548         6,121,104
Finland                                            1,296,550         1,698,072
Italy                                              1,142,634           399,066
Germany                                            1,141,784           460,653
Canada                                               566,983           722,485
Sweden                                               481,480         1,432,230
Other                                              1,125,947         1,986,762
                                             ---------------   ---------------

                                             $     9,692,926        12,820,372
                                             ===============   ===============


                                      F-24
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


(12) EXPENSES OF ACCOUNTING RESTATEMENTS AND RELATED MATTERS

     As discussed in note 2, in early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company's statements of operations as "expenses relating to accounting restatements and the related shareholder litigation". Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits and the Commission's investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their cost of counsel.

(13) LITIGATION, COMMITMENTS AND CONTINGENCIES


     The Commission is currently investigating the Company to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors, or employees. The Company believes that the Commission's investigation is focused on the Company's prior financial reporting and its accounting practices and procedures. The Company has been providing documents and other information requested by the Commission staff in the course of its investigation. The Commission has not brought an action against the Company, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company.


     A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company in the U.S. District Court for the District of Colorado beginning in June 2000. On August 3, 2000, all of these class actions were consolidated into a single action. Lead counsel for the representatives of the putative plaintiff class have been appointed but, pursuant to the court's order the Company's obligation to respond to the complaints has been deferred until such time as the lead plaintiff files an amended complaint. As of January 19, 2001, an amended complaint has not yet been filed and a class has not been certified.

     The consolidated class action complaints were filed on behalf of persons who purchased shares of the Company's stock between 1997 and sometime in 2000 (the Class Period). All of the complaints name the Company, David G. Sherman, the Company's former President and Chief Executive Officer, Joseph
     H. Kiser, the Company's Chief Scientific Officer and Jon L. Clark, the Company's former Chief Financial Officer, as defendants. Some of the complaints also name Derek L. Bailey, the Company's Executive Vice President of Sales and Marketing, as an additional defendant. The various complaints allege that the Company's financial statements for the years 1997, 1998 and 1999 did not conform to generally accepted accounting principles and were materially false and misleading. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and seek to impose "control person" liability on the individual defendants pursuant to Section 20(a) of the Exchange Act. The complaints generally seek compensatory damages in an unspecified amount, attorneys' fees and costs of suit, equitable and injunctive relief as permitted by law,



                                      F-25
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)


     including the imposition of a constructive trust on the assets of the individual defendants, and any other relief the court deems just and proper.

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

     As of January 19, 2001, the Company is unable to reasonably estimate the possible loss associated with these matters.



                                      F-26
                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       June 30, 2000 and December 31, 1999

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)



     The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse affect on its financial condition, results of operations or liquidity.

(14) COMPARATIVE FINANCIAL INFORMATION

     Comparative unaudited statement of operations information for the six months ended June 30, 1999, as previously reported and as restated (see note 2) is as follows

                                                       SIX MONTHS ENDED
                                                            JUNE 30,      SIX MONTHS ENDED
                                                              1999             JUNE 30,
                                                        (AS PREVIOUSLY          1999
                                                           REPORTED)        (AS RESTATED)
                                                       ----------------   ----------------

Net sales                                              $    10,773,000         10,773,177

Cost of goods sold                                           4,814,000          5,581,693
                                                       ---------------    ---------------

                  Gross profit                               5,959,000          5,191,484
                                                       ---------------    ---------------

Operating expenses:
    Selling                                                  1,273,000          1,478,306
    General and administrative                               1,062,000          1,654,915
    Research and development                                   718,000          2,209,015
                                                       ---------------    ---------------

              Total operating expenses                       3,053,000          5,342,236
                                                       ---------------    ---------------

              Operating income (loss)                        2,906,000           (150,752)

Other income (expense), net                                   (480,000)          (367,220)
                                                       ---------------    ---------------

              Income (loss) before income taxes              2,426,000           (517,972)

Income tax expense                                            (925,000)                --
                                                       ---------------    ---------------

              Net income (loss)                        $     1,501,000           (517,972)
                                                       ===============    ===============

                              VARI-L COMPANY, INC.

                Schedule II - Valuation and Qualifying Accounts

                                  (unaudited)



                                                     Balance at                                             Balance at
                                                     beginning                                                 end
Description                                          of period       Additions (a)     Deductions (b)       of period
------------------------------------------        ---------------   ---------------   ---------------    ---------------

Six months ended June 30, 2000:
    Allowance for doubtful accounts               $       208,156            78,135          (111,657)           174,634
    Allowance for excess and obsolete
       inventories                                      2,214,550           443,573                --          2,658,123
    Reserve for product warranties
       and returns                                          7,500            35,074                --             42,574
                                                  ---------------   ---------------   ---------------    ---------------

                Total                             $     2,430,206           556,782          (111,657)         2,875,331
                                                  ===============   ===============   ===============    ===============

Year ended December 31, 1999 (as restated):
       Allowance for doubtful accounts            $        86,151           215,788           (93,783)           208,156
       Allowance for excess and
          obsolete inventories                          2,171,602            61,621           (18,673)         2,214,550
       Reserve for product warranties
          and returns                                          --             7,500                --              7,500
                                                  ---------------   ---------------   ---------------    ---------------

                Total                             $     2,257,753           284,909          (112,456)         2,430,206
                                                  ===============   ===============   ===============    ===============


Notes:

(a)  Amounts charged to costs and expenses.

(b)  Bad debt write-offs and charges to reserves.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market

The Company's common stock is quoted on the Pink Sheets LLC under the symbol "VARL". The Company's common stock was formerly traded on the Nasdaq National Market until July 7, 2000 when it was suspended by Nasdaq. During the period from July 7, 2000 through September 9, 2000 when the stock was delisted by Nasdaq, there was no active public trading market for the Company's stock. It was first quoted on the Pink Sheets on September 11, 2000. The following table sets forth the high and low prices for the common stock for the periods indicated:

                                                       High            Low
                                                  -------------   -------------
NASDAQ National Market:

1999
----

Quarter ended March 31, 1999                        $ 8-1/8          $5-7/8
Quarter ended June 30, 1999                         $   9            $6-1/8
Quarter ended September 30, 1999                    $13-13/16        $8-3/4
Quarter ended December 31, 1999                     $36-7/16         $  10

2000
----

Quarter ended March 31, 2000                        $   34           $20-15/16
Quarter ended June 30, 2000                         $   24           $ 9-5/8
Period from July 1 to July 7, 2000                  $ 12-5/8         $11-5/8

Pink Sheets LLC
---------------

Period from September 11 to September 30, 2000      $ 6-3/64         $2-1/2
Quarter ended December 31, 2000                     $ 4-1/2          $ 3/4

2001
----

Period from January 1 to January 31, 2001           $ 4-9/16         $2-1/2

Holders

As of January 31, 2001, there were approximately 189 holders of record and in excess of 1,000 beneficial owners of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows and the Company's financial statements and related notes thereto beginning on page F-1.

                                                                       SIX MONTHS ENDED
                                                               ----------------------------------       YEAR ENDED
                                                                   JUNE 30,           JUNE 30,         DECEMBER 31,
                                                                     2000               1999               1999
                                                               ---------------    ---------------    ----------------

STATEMENT OF OPERATIONS DATA (1):

Net sales                                                      $    17,157,541         10,773,177         24,212,249

Cost of goods sold                                                  10,310,940          5,581,693         12,811,300
                                                               ---------------    ---------------    ---------------

              Gross profit                                           6,846,601          5,191,484         11,400,949
                                                               ---------------    ---------------    ---------------

Operating expenses:
    Selling                                                          1,947,893          1,478,306          3,165,746
    General and administrative                                       2,440,097          1,654,915          3,650,742
    Research and development                                         3,002,753          2,209,015          4,852,518
    Expenses related to accounting restatements and the
       related shareholder litigation                                  469,347                 --                 --
                                                               ---------------    ---------------    ---------------

              Total expenses                                         7,860,090          5,342,236         11,669,006
                                                               ---------------    ---------------    ---------------

              Operating loss                                        (1,013,489)          (150,752)          (268,057)

    Other income (expenses):
    Interest income                                                    314,921            117,075            261,827
    Interest expense                                                  (453,059)          (459,695)          (878,524)
    Other, net                                                         (27,625)           (24,600)           (32,381)
                                                               ---------------    ---------------    ---------------

              Total other income (expenses)                           (165,763)          (367,220)          (649,078)
                                                               ---------------    ---------------    ---------------

              Net loss                                         $    (1,179,252)          (517,972)          (917,135)
                                                               ===============    ===============    ===============

Loss per share                                                 $         (0.17)             (0.09)             (0.16)
                                                               ===============    ===============    ===============

Weighted average shares outstanding                                  7,042,247          5,499,713          5,680,287
                                                               ===============    ===============    ===============

BALANCE SHEET DATA (AT PERIOD END) (1):

Cash and cash equivalents                                      $    11,030,293          3,338,430         14,721,048
Working capital (excluding bank debt)                               18,241,269          7,556,147         18,623,061
Working capital (deficit)                                            6,741,269         (3,620,038)         7,519,653

Total assets                                                        32,570,692         17,701,763         30,239,810

Notes payable and current installments of long-term
    obligations                                                     11,566,386         11,176,185         11,159,081
Long-term obligations                                                   91,666             69,539            101,791
Total stockholders' equity                                          14,684,577          3,237,520         14,373,058


(1) Information prior to January 1, 1999 is not available. Information as of June 30, 1999 and for the six months ended June 30, 1999, and as of the December 31, 1999 and for the year ended December 31, 1999 has been restated. See note 2 of the notes to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and the financial statements of the Company and the notes thereto beginning on page F-1. The Company's fiscal year end was changed to June 30 effective in 2000. Previously, the Company's fiscal year ended on December 31. The Company's operations consist of a single business segment -- the design, manufacture and sale of a wide variety of radio frequency and microwave components and devices mainly used in the wireless communications industry.

In late 1999, the Securities and Exchange Commission commenced an investigation into the Company's accounting and reporting practices in recent years. Subsequently, the Company announced that its previously issued financial statements should not be relied upon and that it would be amending its 1997 and subsequent financial statements. It also announced that the Audit Committee of the Board of Directors was conducting an investigation into the Company's accounting policies and practices which may result in further adjustments to the Company's financial statements. The preliminary results of the Company's investigation were reported to the Audit Committee in September 2000, and on September 12, 2000, the Company announced that it would restate its previously issued financial statements, reducing stockholders' equity by $30 to $35 million. That estimate included write-downs of assets and changes in liabilities identified in a preliminary report from an independent accounting firm engaged by the Audit Committee. Thereafter, the Company began a process of restating its previously issued financial statements. The adjustments to restate the Company's previously issued financial statements are described in note 2 to the financial statements.

Results of Operations for the Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Net Sales

Net sales for the six months ended June 30, 2000 increased 59.3% to $17,157,541 compared with $10,773,177 for the six months ended June 30, 1999. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $14,252,154 in the six months ended June 30, 2000, a 74.0% increase from the $8,188,552 in the six months ended June 30, 1999. Revenue from all other products was $2,905,387 in the six months ended June 30, 2000, a 12.4% increase from the $2,584,625 in the six months ended June 30, 1999.

Gross Profit

Gross profit for the six months ended June 30, 2000 increased 31.9% to $6,846,601, or 39.9% of sales, compared with $5,191,484, or 48.2% of sales for the six months ended June 30, 1999. Included in cost of goods sold for the six months ended June 30, 2000 is a charge of $443,573 for obsolete and excess inventory, which was not required for the six months ended June 30, 1999. The lower gross profit margin in the 2000 period principally reflected a decrease in average net selling prices of the Company's products, a higher ratio of material costs to sales, due in part to the Company's decision to pay higher costs in return for expedited delivery of raw materials, as well as the above noted provision.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $492,609 total amount of stock compensation recorded in the six months ended June 30, 2000, $462,449 relates to options granted in December 1999. In December 2000, these options were re-priced at $34.50 per share, the market price of the common stock on the date of the original grant. As a result, the remaining unamortized stock compensation cost associated with these option grants was reversed in

December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:

                                                          SIX MONTHS ENDED
                                                 ---------------------------------
                                                     JUNE 30,          JUNE 30,
                                                       2000              1999
                                                 ---------------   ---------------

Selling:
Non-cash stock compensation                      $        78,820             8,743
Other selling expenses                                 1,869,073         1,469,563
                                                 ---------------   ---------------

Total selling expenses                           $     1,947,893         1,478,306
                                                 ===============   ===============

General and administrative:
Non-cash stock compensation                      $       183,440            20,348
Other general and administrative expenses              2,256,657         1,634,567
                                                 ---------------   ---------------

Total general and administrative expenses        $     2,440,097         1,654,915
                                                 ===============   ===============

Research and development:
Non-cash stock compensation                      $       230,349            25,551
Other research and development expenses                2,772,404         2,183,464
                                                 ---------------   ---------------

Total research and development expenses          $     3,002,753         2,209,015
                                                 ===============   ===============

Selling Expenses

Selling expenses for the six months ended June 30, 2000 increased 31.8% to $1,947,893 or 11.4% of net sales, compared with $1,478,306 or 13.7% of net sales for the six months ended June 30, 1999. Excluding non-cash stock compensation, selling expenses for the six months ended June 30, 2000 increased 27.2% to $1,869,073 or 10.9% of net sales compared with $1,469,563 or 13.6% of net sales for the six months ended June 30, 1999. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturers' representatives, increased travel in support of increased sales, as well as an increase in stock compensation expense.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2000 increased 47.4% to $2,440,097 or 14.2% of net sales, compared with $1,654,915 or 15.4% of net sales for the six months ended June 30, 1999. Excluding non-cash stock compensation, general and administrative expenses for the six months ended June, 30, 2000 increased 38.1% to $2,256,657 or 13.2% of net sales compared with $1,634,567 or 15.2% of net sales for the six months ended June 30, 1999. The increase was primarily attributable to higher salaries, bonuses and employee benefits paid to employees and higher expenses for investor relations, increased depreciation expense for additional equipment placed in service, as well as an increase in stock compensation expense.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2000 increased 35.9% to $3,002,753, or 17.5% of net sales, compared with $2,209,015 or 20.5% of net sales for the six months ended June 30, 1999. Excluding non-cash compensation, research and development expenses for the six months ended June 30, 2000 increased 27.0% to $2,772,404, or 16.2% of net sales, compared with $2,183,464 or 20.3% of net sales for the six months ended June 30, 1999. The increase was primarily attributable to higher salaries and benefits for current employees and for new employees, bonuses paid to employees, an increase in materials utilized on research and development projects, higher expenses for repair, maintenance and calibration of engineering equipment, higher travel expense for engineering management, as well as an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the six months ended June 30, 2000, were $469,347. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

Total Other Income (Expense)

Interest income increased 169.0% to $314,921 for the six months period ended June 30, 2000 compared with $117,075 for the six months ended June 30, 1999. The increase was attributable to higher interest earnings on substantially larger cash balances available for investing. Interest expense and other, net, decreased slightly to $480,684 for the six months ended June 30, 2000 compared with $484,295 for the six months ended June 30, 1999.

Net Loss and Loss Per Share

The net loss for the six months ended June 30, 2000 was $1,179,252, or $0.17 per share, compared with a loss of $517,972, or $0.09 per share, in the comparable period in 1999. Excluding the impact of stock compensation (which is a non-cash charge to earnings) and expenses relating to accounting restatements and related shareholder litigation (which management believes is nonrecurring), net loss for the six months ended June 30, 2000 would have been $217,296, or $0.03 per share, compared with a loss of $463,330, or $0.08 per share, in the 1999 period.

Results of Operations for the Year Ended December 31, 1999

Net sales for the year ended December 31, 1999 were $24,212,249. Gross profit for the year ended December 31, 1999 was $11,400,949 or 47.1% of net sales. Selling, general and administrative, and research and development expenses for the year ended December 31, 1999 were $3,165,746, $3,650,742 and $4,852,518 respectively. As a percentage of net sales, selling, general and administrative, and research and development expenses were 13.1%, 15.1% and 20.0% respectively. Total other income (expense), consisting principally of interest expense, net of interest income, was $649,078 for the year ended December 31, 1999. The net loss and loss per share for the year ended December 31, 1999 was $917,135 and $0.16, respectively.

Liquidity and Capital Resources

The Company's working capital at June 30, 2000, was $18,241,269, excluding notes payable under the Company's credit facility with its current lender of $11,500,000. Including the notes payable, working capital at June 30, 2000 was $6,741,269. Working capital at June 30, 2000 includes cash of $11,030,293. Working capital at December 31, 1999, excluding notes payable under the Company's credit facility with its previous lender of $11,103,408, was $18,623,061. Including the notes payable, working capital at December 31, 1999 was $7,519,653. Working capital at December 31, 1999, includes cash of $14,721,048.

Cash used in operating activities was $3,578,362 for the six months ended June 30, 2000. Cash provided by the net loss, adjusted for non-cash charges, was $62,112. This cash provided was offset by cash used for increased inventory levels and accounts receivable in support of higher sales volume, and a reduction in accrued bonuses, partially offset by an increase in accounts payable to vendors. Cash used in operating activities was $1,114,687 for the year ended December 31, 1999. Cash provided by the net loss, adjusted by non-cash charges, was $675,286. This cash provided was offset by cash used for increased inventory levels and accounts receivable in support of higher sales volumes and a decrease in accounts payable, partially offset by an increase in accrued bonuses.

Cash used in investing activities was $1,784,041 for the six months ended June 30, 2000 and was used principally for capital expenditures. Capital expenditures for the six months ended June 30, 2000 related primarily to additional production and test equipment to increase manufacturing capacity. Cash used in investing activities for the year ended December 31, 1999 were $1,994,918 and were for capital expenditures. The capital expenditures for the year ended December 31, 1999 primarily related to additional production and test equipment to increase manufacturing capacity and leasehold improvements to expand the Company's manufacturing and engineering space.

Cash flows provided by financing activities were $1,671,648 for the six months ended June 30, 2000, including proceeds from stock options exercised of $931,500 and net additional borrowings of $369,145. Cash flows provided by financing activities for the year ended December 31, 1999 were $11,315,591. Proceeds from the exercise of warrants and options of $11,644,545, were partially offset by net repayments of borrowings of $321,969.

Revolving Credit Facility

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest was payable on the line of credit at an annual rate of 9.5% at June 30, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly.

Proceeds from the Loan Agreement were used to repay the amount outstanding under the prior credit facilities, which included a line of credit, a term loan, and a revolving equipment term loan. Interest on the loans ranged from 6.1% to 7.75% at December 31, 1999. The loans were secured by receivables, inventory and property and equipment. The loans are now classified as current at December 31, 1999 because the Company has determined that it was in default of certain provisions of the various related loan agreements on that date.

As of June 30, 2000, the Company continued to be in default under certain covenants of the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the lender that, among other matters, delayed the lender's right to accelerate payment of the loan to December 15, 2000. On December 15, 2000, the Company entered into a second forbearance agreement that delayed the lender's right to accelerate payment of the loan to March 31, 2001. Accordingly, the amounts outstanding as of June 30, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated using a formula based on inventories, accounts receivable aged less than 90 days, and equipment. The Company was required to reduce the amount outstanding under the loan to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

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

Forward Looking Statements

Some of the statements contained in this report are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks, including but not limited to the overall market for wireless communications products, the success of the specific products into which the Company's products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of the Company's internal projections as to the demand for certain types of technological innovation, competitive products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, the outcome of pending and threatened litigation and regulatory actions, the Company's ability to refinance its loan agreement or obtain additional forbearance agreements, as well as other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in interest rates. The Company's exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates. As of June 30, 2000, the Company had notes payable outstanding under a bank credit facility of $11,500,000 with an interest rate of 9.5%. The Company's second forbearance agreement with its lender increased the interest rate to the prime rate plus 2% through March 31, 2001. The notes are due March 31, 2001, under the current forbearance agreement with the bank.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements begin on page F-1. Financial statements prior to January 1, 1999 can not be prepared without unreasonable effort and expense.

The financial statements for periods prior to June 30, 2000 have not been audited. The Company has been informed by its independent auditors that they will not be able to express unqualified audit opinions for periods prior to June 30, 2000, based on their determination that the internal controls over inventory accounting and management systems prior to June 30, 2000 were not sufficiently reliable to enable them to audit the Company's inventory quantities, and that they are unable to apply alternative auditing procedures to the Company's inventory balances for periods prior to June 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company hereby incorporates by reference the information contained in Item 4 of its prior Forms 8-K filed on July 12, 2000, July 20, 2000 and September 15, 2000, respectively.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names of all Directors, Executive Officers and significant employees of the Company, their ages, all positions and offices held by each such person, the period during which he or she has served as such, and the principal occupations and employment of such persons during the last five years:

G. Peter Pappas - President and Chief Executive Officer. Mr. Pappas, age 56, has been the Company's Chief Executive Officer since August 2, 2000. The Company's Board of Directors retained BBK Ltd. (BBK), a consulting firm at which Mr. Pappas is a principal, to provide Mr. Pappas' services as the Company's Chief Executive Officer. Mr. Pappas remains a Principal of BBK, where he has been employed since December 1994. Prior to joining BBK, he worked at Aegis Associates, Inc., a turnaround-consulting firm, where he was its President and Founder. He was employed by Perceptron, Inc., a high technology computer systems company, as its Chief Financial Officer from 1983 to 1989. Prior to that time Mr. Pappas served as the President of Michigan Technology Leasing, as a senior finance manager for MDSI/Schlumberger, a financial supervisor and analyst for Ford Motor Company and as the President and co-owner of American Transportation and Transit System, Inc. Mr. Pappas received a bachelors degree and an MBA from the University of Detroit. He is a Certified Turnaround Professional, a member of the American Bankruptcy Institute and a member of the Turnaround Management Association.

William C. Andrews - Interim Chief Financial Officer. Mr. Andrews, age 48, was engaged as the Company's Interim Chief Financial Officer through BBK Ltd. from August 2, 2000 until a permanent Chief Financial Officer was hired by the Company on January 22, 2001. Mr. Andrews has served as a senior consultant and manager for BBK Ltd. since July of 1998. From October 1995 to April 1998, Mr. Andrews was the Chief Financial Officer of the By-Products Recovery Group of Philip Services Corporation, an environmental services company. From 1991 to 1995, Mr. Andrews served in financial and general management capacities at Rollins Environmental. From 1978 to 1990, Mr. Andrews served in a number of Investor Relations and financial roles at GATX Corporation, including as CFO of two of its largest subsidiaries. Mr. Andrews began his career with Deloitte & Touche, serving as a staff auditor. Mr. Andrews received his undergraduate degree from Bradley University in Accounting and his MBA from Northwestern University in Finance and Managerial Economics. Mr. Andrews passed the CPA exam in the state of Illinois in 1974.

Sarah L. Booher - Director. Ms. Booher, age 58, was appointed as a Director on January 18, 1994. She has been a managing partner of Good Earth Farm, a horse breeding farm, since 1992. Ms. Booher was the Executive Director of the Park Ridge Foundation, a nonprofit health care foundation located in Rochester, New York, from February 15, 1988 until September 1, 1996. She remained as a consultant to the Foundation until August 30, 1997. After September 1, 1996, she became Vice President of PMA Associates of Genesee Valley, Inc., a nonprofit strategic planning corporation in Livonia, New York, where she remains as a consultant and Secretary/Treasurer. She has also been a fund raising consultant for the Cordelia A. Greene Library in Castile, New York, and the Hope Hall School of Rochester, New York since 1998. During 1996 and 1997, Ms. Booher served as President of the Genesee Valley, New York Chapter of the National Society of Fundraising Executives, a nonprofit organization, where she also served on the Board of Directors from 1986 to 1997. She received a BA degree from the University of Colorado in 1964. Ms. Booher is the sister of Joseph H. Kiser, an Executive Officer of the Company.

David A. Lisowski - Director. Mr. Lisowski, age 48, was elected as a Director on June 26, 1996. Mr. Lisowski is the President and a Director of The Denver Wholesale Florist Company, a national wholesale florist, for which he has been the General Manager and Chief Executive Officer since 1993. He was employed by Central Bank of Denver, N.A., a commercial bank in Colorado, and various affiliated banks from 1972 to 1992. His employment with Central Bank included serving as Senior Vice

President of Commercial Lending in Southern Colorado as well as various other positions. Mr. Lisowski attended Metropolitan State College where he received a BS degree in Finance in 1988.

Anthony B. Petrelli - Director. Mr. Petrelli, age 48, was elected as a Director on October 17, 1997. Mr. Petrelli has served as Senior Vice President of Investment Banking Services at Neidiger, Tucker, Bruner, Inc., an investment banking firm and registered broker-dealer in Denver, Colorado, since May of 1987. He also was formerly a Director of Guardian Acceptance Corp., a consumer finance company in Denver, Colorado, for which he served as President from September 1996 until December 1997. Mr. Petrelli received a BS degree in Business in 1974 and an MBA in 1979 from the University of Colorado.

Jae H. Shim - Director. Mr. Shim, age 43, was elected as a Director on June 18, 1999. Mr. Shim is the President and Chief Executive Officer of Mobigence, Inc., located in San Jose, California, which he founded in June 1999. Mobigence designs and develops products for "smart phones" - wireless devices which combine the features of a PCS phone and a personal information manager, including advanced technology such as voice and handwriting recognition. From August 1992 until February 1999, Mr. Shim was the Senior Director of the Wireless Technology Center at Samsung Electronics America, Samsung Information Systems America, Inc. in San Jose, California, where he was responsible for overall operations, product research and development groups as well as a technical/product marketing group for digital analog cellular/PCS phone products. After leaving Samsung Electronics America, Mr. Shim was involved in a new product development project for the wireless telecommunications industry until he formed Mobigence. Mr. Shim previously served as a member of the Senior Engineering Staff of the Cellular Products Group at Motorola, Inc. in Arlington Heights, Illinois, from March 1989 until August 1992. At Motorola, he participated in advanced GSM digital cellular phone development. Mr. Shim received a BSEE from the University of Illinois at Urbana-Champaign in 1984.

Joseph H. Kiser - Chief Scientific Officer and Secretary. Mr. Kiser, age 62, currently serves as Chief Scientific Officer and Secretary of the Company. He has been employed by the Company since 1954 in various capacities including President, C.E.O. and Vice President of Engineering and served as a Director from 1965 to 2000. Prior to September 2000, Mr. Kiser served as Chairman of the Board. In 1992, Mr. Kiser stepped down from his position as President of the Company in order to concentrate his efforts on engineering and new product development. Mr. Kiser, whose father founded the Company in 1953, has been largely responsible for many of the technological successes and innovations of the Company for the past 41 years. Mr. Kiser earned a BSEE degree in Electrical Engineering from Cooper Union in 1967. Mr. Kiser is the brother of Sarah L. Booher, a Director of the Company.

Derek L. Bailey - Executive Vice President of Sales and Marketing. Mr. Bailey, age 36, has been the Company's Executive Vice President of Sales and Marketing since June 2000. He joined the Company in May 1994 as Eastern Regional Sales Manager and was promoted to National Sales Manager in October 1994 and to Vice President of Sales and Marketing in October 1995 and served as a Director from June 1999 to September 2000. Mr. Bailey has been associated with the Company in various sales capacities since April 1990. Prior to joining the Company, he worked for CEtech Electronics Corporation in Annapolis Junction, Maryland, as a RF/Microwave Sales Engineer from April 1990 to May 1994, selling the Company's and other products. Before that, Mr. Bailey held the positions of Engineer, RF Design Engineer and Project Engineer with Adams Russell - Microtel Division in Hunt Valley, Maryland, where he was involved with the design and development of covert intelligence surveillance receivers, since 1986. Mr. Bailey received his BSEET degree from the Ohio Institute of Technology in October 1985 and completed the AEA/Stanford Executive Institute for Management of High-Technology Companies at Stanford.

Daniel J. Wilmot - Vice President of Advanced Technology. Daniel Wilmot, age 36, has been the Vice President of Advanced Technology since June 2000. He joined Vari-L in August 1992 and was appointed Vice President of Engineering in November 1993. He also has served as Product Development PLL Design Engineer and Director of Advanced Product/Development Engineer in 1993. During his tenure with the Company Mr. Wilmot has received one patent. Previously, Mr. Wilmot was a RF Staff Engineer with Rockwell International where he worked in the management, design, development, cost management and containment for PLLs and VCOs among other hybrid RF subsystems. Prior to working at Rockwell International he worked at Interstate Electronics Corp. in Anaheim, California as a Radio subsystem designer for GPS applications. Mr. Wilmot received his BSEE from University of California at Santa Barbara in June 1986 and an MSEE from the California State University at Fullerton in December 1991. Mr. Wilmot also completed the AEA/Stanford Executive Institute for Management of High-Technology Companies at Stanford University, California in August 1999.

Richard P. Dutkiewicz - Vice President of Finance and Chief Financial Officer. Mr. Dutkiewicz, age 45, joined the Company on January 22, 2001 as the Company's Vice President of Finance and Chief Financial Officer. From 1995 to 2001, Mr. Dutkiewicz was Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz' previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG LLP. Mr. Dutkiewicz received his BBA degree from Loyola University of Chicago in 1977. He is a member of the American Institute of Certified Public Accountants and Financial Executives International. Mr. Dutkiewicz also serves on the Board of Directors of CareerLab.com.

Matthew L. Pope - Vice President of Commercial Advanced Product Development. Mr. Pope, age 35, was elected as Vice President of Commercial Engineering and Operations in January 1998, and as Vice President of Commercial Advance Product Development in October 1999. Mr. Pope joined the Company in March 1994, as Director of Advanced Product Development. He has been involved in the development of the Commercial VCO and PLL products, earning 2 patents during the course of these efforts. Prior to joining the Company, Mr. Pope was a Staff Engineer with TRW Inc., where he worked in Design, Development, and Management for X-band receivers, downconverters, oscillators, monolithic microwave receivers, fast hop synthesizers, and MMIC design. Mr. Pope earned a BSEE from Rensselaer Polytechnic Institute in 1987 and an MSEE from the University of Southern California in 1988.

Janice E. Hyland - Vice President of Quality Assurance. Ms. Hyland, age 54, was elected as Vice President of Quality Assurance in January 1998. Ms. Hyland is responsible for the Corporate Quality Departments. The Company has employed Ms. Hyland since 1986 in various capacities including the Director of Quality, Quality Manager, Program Manager, and Inside Sales Manager. Ms. Hyland has over 32 years experience in Space Level/Military programs as Quality Management, Program Management, and Contract Administrator/Negotiator for Military contracts. Ms. Hyland has attended courses in Quality Assurance, Quality Engineering and Program Management at the University of Irvine in Irvine, California. Ms. Hyland was certified as Facility Security Officer through the Department of Defense on June 11, 1993. Ms. Hyland completed the AEA/Stanford Executive Institute Management of High-Technology Companies at Stanford University, Stanford, California, on August 22, 1997.

Russell M. Crouch - Vice President of Commercial Engineering. Mr. Crouch, age 40, was elected as Vice President of Commercial Engineering in January 2000. He joined the Company in April 1998 as the Director of Engineering, Hybrid Products, then was Director of Engineering, Commercial Signal Source prior to his promotion. Prior to coming to the Company, Mr. Crouch was an Assistant Department Manager with TRW, Inc., where he was responsible for new business development. Mr. Crouch earned a BEE from Georgia Institute of Technology in 1983 and an MSEE from the University of Southern California in 1992.

Larry M. Romero - Vice President of Process Engineering. Mr. Romero, age 38, was elected as Vice President of Process Engineering in January 2000. Mr. Romero joined the Company in August 1995 as Senior Process Engineer for the Commercial Signal Source Division. Mr. Romero has also held the following positions prior to his promotion, General Operations Manager and Director of Process Engineering. Mr. Romero earned his BS degree in Electrical Engineering Technology from the

University of Southern Colorado in 1986. Mr. Romero completed the AEA/Stanford Executive Institute for Management of High - Technology Companies at Stanford University, California in August 1999.

The Company's Executive Officers are elected by the Board of Directors at the first meeting after each annual meeting of Shareholders and hold office until the next such meeting of Directors or their earlier resignation or removal.

There is no arrangement or understanding between any such Director or Executive Officer and any other person or persons pursuant to which he or she was or is to be selected as a Director or Executive Officer nor is there any family relationship between or among any of the Company's Directors or Executive Officers, except that Joseph H. Kiser and Sarah L. Booher are brother and sister.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table summarizes the compensation for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 of the Company's Chief Executive Officer, the Executive Officers and one additional officer whose salary and bonus exceeded $100,000:

                                                                                      Long-Term Compensation
                                                                                  -------------------------------
                                               Annual Compensation                             Awards
                                    --------------------------------------------  -------------------------------
                                                                       Other                          Securities
                                                                       Annual       Restricted        Underlying
        Name and                                                       Compen-         Stock           Options/
   Principal Position      Year      Salary ($)       Bonus ($)       sation($)    Award(s) ($)        SARs (#)
                         --------   -------------    -----------    ------------  -------------     ------------

Joseph H. Kiser            2000*       154,875        100,000         101,605(1)       -0-              -0-
Chief Scientific           1999        295,000         75,000         152,505(2)    37,501(17)         100,000
Officer and Secretary      1998        295,000         75,000         196,644(3)    75,394(18)         100,000

David G. Sherman           2000*       102,375        100,000         138,484(4)       $-0-                -0-
Former President           1999        195,000         75,000         150,214(5)    37,501(17)         100,000
and CEO                    1998        195,000         75,000         163,231(6)    75,394(18)         100,000

Derek L. Bailey            2000*        67,500         55,000         44,000(10)        -0-                -0-
Executive Vice             1999        125,000         74,239         12,694(11)        -0-             50,000
President of Sales and     1998        114,712         37,000         30,783(12)        -0-             86,450
Marketing

Daniel J. Wilmot           2000*        62,500         35,000         30,974(7)         -0-                -0-
Vice President of          1999        125,000         54,937         12,698(8)         -0-             22,500
Advanced Technology        1998        114,712         37,000         31,510(9)         -0-             47,700

Russell M. Crouch          2000*        62,500         39,113         12,084(13)        -0-                -0-
Vice President of          1999        103,500         29,692            195(14)        -0-             27,500
Commercial Engineering     1998         62,000         15,370(16)        100(15)        -0-             40,000

* The data presented is for the six months ended June 30, 2000.

(1) Includes tax reimbursement of $84,501, automobile benefit of $5,875, insurance of $10,115 and an IRA contribution of $2,000.

(2) Includes tax reimbursement of $107,202, automobile benefit of $11,750, insurance of $17,421, accrued vacation earned but not taken of $11,342, tax preparation fees of $2,790 and an IRA contribution of $2,000.

(3) Includes tax reimbursement of $131,856, automobile benefit of $11,750, insurance of $17,103, accrued vacation earned but not taken of $31,600, tax preparation fees of $2,335 and an IRA contribution of $2,000.

(4) Includes tax reimbursement of $84,501, accrued vacation earned but not taken of $30,000 (at termination), automobile benefit of $2,938 insurance of $9,700, legal services of $9,345 and an IRA contribution of $2,000.

(5) Includes tax reimbursement of $104,117, automobile benefit of $4,700, insurance of $17,897, accrued vacation earned but not taken of $21,500, and an IRA contribution of $2,000.

(6) Includes tax reimbursement of $130,564, automobile benefit of $2,840, insurance of $9,376, a retroactive pay increase from June 1, 1997 paid in 1998 of $18,361, and an IRA contribution of $2,000.

(7) Includes tax reimbursement of $24,301, automobile benefit of $4,375, insurance of $298, and an IRA contribution of $2,000.

(8) Includes tax reimbursement of $719, automobile benefit of $8,600, miscellaneous of $778, insurance of $601, an IRA contribution of $2,000.

(9) Includes tax reimbursement of $19,096, automobile benefit of $7,850, insurance of $352, accrued vacation earned but not taken of $2,212 and an IRA contribution of $2,000.

(10) Includes tax reimbursement of $36,007, automobile benefit of $5,625, insurance of $368, an IRA contribution of $2,000.

(11) Includes an IRA contribution of $2,000; an automobile benefit of $9,266, insurance of $709 and a tax reimbursement of $719.

(12) Includes tax reimbursement of $20,473, automobile benefit of $7,850, insurance of $460, an IRA contribution of $2,000.

(13) Includes tax reimbursement of $4,834, automobile benefit of $5,055, insurance of $195, an IRA contribution of $2,000.

(14) Includes insurance of $195.

(15) Includes insurance of $100.

(16) Includes a combination sign-on bonus and relocation allowance of $15,370.

(17) Includes 6,250 shares valued at $37,501 earned in 1998, but not issued until 1999. See "Employment Agreements."

(18) Includes 6,250 shares valued at $75,394 earned and issued in 1998. Does not include 6,250 shares earned in 1997 and issued in 1998. See "Employment Agreements."

None of the named Executive Officers or the one additional officer received perquisites or other personal benefits, the aggregate amount of which was the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for such persons.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options or Stock Appreciation Rights were granted to the Executive Officers and other officers during the six months ended June 30, 2000.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning each exercise of stock options during the transitional period ended June 30, 2000 by each of the named Executive Officers and the two additional named officers and the fiscal year end value of unexercised options:

                                                                    Number of
                                                              Securities Underlying
                                                                   Unexercised           Value of Unexercised
                        Shares Acquired                          Options/SARs at      In-the-Money Options/SARs
   Name                  on Exercise(#)   Value Realized($)     Fiscal Year-End(#)     at Fiscal Year-End($)(1)
   ----                 ---------------   -----------------   ---------------------   -------------------------
                                                                   Exercisable/               Exercisable/
                                                                  Unexercisable              Unexercisable
                                                              ---------------------   -------------------------

J.H. Kiser                  100,000        $1,738,870            175,000/75,000           $450,875/$306,875

D.G. Sherman                    -0-               -0-            228,499/75,000           $682,139/$306,875

D.L. Bailey                     -0-               -0-            30,441/108,872           $ 95,479/$181,844

D.J. Wilmot                     -0-               -0-             91,828/54,122           $ 454,991/$97,535

R.M. Crouch                     -0-               -0-              5,000/42,500           $  21,675/$65,025

---------

(1) Based on the fair market value of the Common Stock on June 30, 2000 of $11.625, based on the closing price as quoted on the Nasdaq National Market.

 Directors' Compensation

The Company currently has an arrangement whereby each outside Director receives $1,000 per day for attendance in person (including lengthy meetings held by telephonic conference) at any meeting of the Board of Directors or a committee thereof. Outside Directors are reimbursed for their expenses in attending meetings of the Board of Directors and its committees.

Pursuant to the Company's Tandem Stock Option and Stock Appreciation Rights Plan, outside Directors receive a grant of ten-year, fully vested options to purchase 500 shares of Common Stock for attendance at each meeting of the Board of Directors (including lengthy meetings held by telephonic conference), a committee thereof or a meeting with management of the Company or other Directors for Company business or affairs. The options are automatically granted on the date of the meeting with an exercise price equal to the fair market value on such date.

Also, the members of each of the Audit and Compensation Committees receive a grant of 50 shares each of Common Stock per month under the Company's Stock Grant Plan.

Employment Agreements with Executive Officers

In April of 1998, the Company executed a new employment agreement with Joseph H. Kiser for an initial term of four years commencing June 1, 1997. On each June 1 beginning in 1998, the agreement provides that it is automatically extended for an additional year unless the Company or Mr. Kiser gives notice of non-extension more than sixty (60) days before May 31 of such year. Because no such notice was given in 2000 for Mr. Kiser, his agreement currently expires in 2004. Pursuant to the agreement, the minimum base salary for Mr. Kiser is $295,000. The agreement also provides for quarterly and/or year-end bonuses payable in cash or shares of the Company's stock which are to be set each year by the Company's Compensation Committee on the basis of merit and the Company's financial success and progress in the prior fiscal year. In addition, the agreement provided for a bonus of 25,000 shares of the Company's stock, 50% of which, or 12,500 shares, were issued upon execution of the agreement, 25% or 6,250 shares were issued on March 12, 1999 and the remaining 25%, or 6,250 shares, did not vest. All unvested stock options previously granted to Mr. Kiser will fully vest in the event of a change of control or an involuntary termination.

The agreement further provides for severance pay, in the event of involuntary termination of employment by the Company, equal to the greater of Mr. Kiser's annual base salary multiplied by the remaining term of the agreement or 2.99 times Mr. Kiser's average annual compensation over the last five years. In the case of a voluntary retirement from employment or mandatory retirement from employment pursuant to a retirement plan to which Mr. Kiser was subject prior to a change in control, he would be entitled to one-half of his annual base salary as severance pay.

In the event of voluntary termination or retirement, the Company agrees to engage Mr. Kiser as a consultant to the Company for a period of up to five years, for which he will be paid a fee equal to 50% of his annual base salary on the date of termination of employment. For each year or part thereof that Mr. Kiser provides consulting services to the Company, he will receive a retirement benefit equal to 25% of his annual base salary at the time of his voluntary termination for a period of time equal to the period that he provides consulting services.

Mr. Kiser has agreed that, for a period of one year after termination or expiration of his employment agreement or the period covered by any consulting arrangement, he will not, directly or indirectly, compete with the Company.

David G. Sherman, the Company's former President and Chief Executive Officer, previously had an agreement that was substantially identical to Mr. Kiser's, except that his minimum base salary was $195,000. Effective August 1, 2000, Mr. Sherman entered into a Termination and Consulting Agreement with the Company. In that agreement, Mr. Sherman waived all rights he had under his employment agreement to post-termination compensation and benefits and the Company agreed to engage Mr. Sherman as a consultant for the period August 1, 2000 through July 31, 2001. In that capacity, Mr. Sherman is entitled to compensation at the rate of $195,000 per year and other standard employee benefits. The agreement includes a non-compete and non-solicitation agreement for three years. Mr. Sherman is not currently being paid this compensation by the Company. See "Certain Relationships and Related Transactions."

Agreements With Other Executive Officers

In January 1997, the Company entered into employment agreements with Daniel J. Wilmot and Derek L. Bailey for a term of three years. In January 1999, Mr. Wilmot's agreement was amended to provide that it automatically extends for an additional year on each succeeding December 31 unless the Company or Mr. Wilmot gives notice of non-extension more than thirty days before that date. In October 2000, the Company entered into a new employment agreement with Mr. Bailey. That agreement is effective for one year expiring October 2001 with automatic renewal unless he is terminated under the terms of the agreement. In January 2001, the Company entered into an employment agreement with Mr. Richard P. Dutkiewicz to become the Company's Chief Financial Officer and Vice President of Finance. That agreement is effective for two years expiring January 2003 with automatic renewal unless terminated under the terms of the agreement.

The minimum base salaries under these agreements range from $125,000 to $150,000. The agreements also provide for year-end bonuses as determined at the beginning of each fiscal year of the Company by the Board of Directors on the basis of merit and the Company's financial success and progress. The agreements provide for severance pay based on the then annual base salary for periods ranging from six months to one year in the event of involuntary termination or, in the case Mr. Bailey, voluntary termination. These officers have agreed that, for a period of one year after termination of employment, they will not, directly or indirectly, compete with the Company.

Jon L. Clark, the Company's former Vice President of Finance and Chief Financial Officer, previously had an employment agreement with the Company substantially similar to the ones provided to the other officers. Mr. Clark retired on June 30, 2000.

In September 2000, the Company entered into Stay Bonus Agreements with certain of the Company's officers, including Messrs. Bailey and Wilmot. These agreements provide that these officers will be paid bonuses at the end of each quarter through August 31, 2001 if they remain in the employ of the Company. Stay Bonuses for Messrs. Bailey and Wilmot total approximately $9,000 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially, as of January 31, 2001, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company, by each Executive Officer of the Company, by a former Director and Executive Officer of the Company, and by all Directors and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date by each individual, irrespective of exercise price.

                                    Amount and Nature
                                      of Beneficial            Percent
Name of Beneficial Owner                Ownership             of Class
------------------------            -----------------         --------

G. Peter Pappas                                -0-              -0-%
4895 Peoria Street
Denver, Colorado 80239

Richard P. Dutkiewicz                          -0-              -0-%
4895 Peoria Street
Denver, Colorado 80239

William C. Andrews                             -0-              -0-%
4895 Peoria Street
Denver, Colorado 80239

Joseph H. Kiser(1)                         614,543               8.4%
4895 Peoria Street
Denver, Colorado 80239

Derek L. Bailey(2)                          65,732               <1%
4895 Peoria Street
Denver, Colorado 80239

Daniel J. Wilmot(3)                        111,869               1.6%
4895 Peoria Street
Denver, Colorado 80239

Sarah L. Booher(4)                          70,833                 1%
4492 South Livonia Road
Livonia, New York 14487

David A. Lisowski(5)                        31,250               <1%
4800 Dahlia
Denver, Colorado 80216

Anthony B. Petrelli(6)                      25,550               <1%
1675 Larimer St., #300
Denver, Colorado 80202

Jae H. Shim                                    -0-               -0-
5944 Killarney Circle
San Jose, California 95138

David G. Sherman(7)                        256,160               3.5%
6720 E. 6th Avenue
Denver, Colorado 80220

All Directors and Executive                919,777              12.1%
Officers as a Group(8)
(10 Persons)

(1) Includes 197,863 shares beneficially owned by Mr. Kiser as the result of certain trust arrangements. Also includes options to purchase 225,000 shares.

(2)  Consists of options to purchase 65,732 shares.

(3)  Consists of options to purchase 111,869 shares.

(4) Includes 11,920 shares held by Ms. Booher pursuant to trust arrangements. Also includes options to purchase 39,500 shares. Does not include an additional 3,230 shares held by her husband, Robert Booher, for which shares she has disclaimed beneficial ownership.

(5)  Includes options to purchase 28,500 shares.

(6)  Includes options to purchase 24,000 shares.

(7) Includes 100,813 shares beneficially owned by Mr. Sherman as the result of certain trust agreements. Also includes options to purchase 155,347 shares.

(8) Excludes Mr. Sherman beneficial ownership since he was neither director nor executive officer at January 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases certain corporate office and manufacturing facilities under long-term operating leases from the Company's Chief Scientific Officer and former chairman and from a partnership in which he is a partner. The leases expire in 2002 to 2005 and contain provisions to extend the terms of the leases. Total rent expense associated with these leases for the six months ended June 30, 2000 was $145,878 and for the year ended December 31, 1999, was $289,800. The Company believes that these amounts paid to Mr. Kiser and the partnership are no greater than would be paid in an arms-length transaction and that the terms of the leases are substantially similar to leases of similar term on commercial properties in the same area.

Under the Company's Articles of Incorporation, Bylaws and applicable Colorado corporate law, the Company has certain obligations to indemnify its officers and directors for expenses they incur in connection with the defense of litigation brought against them on account of actions taken by them in those capacities. In accordance with those obligations, the Company and certain of its current and former officers (the "Officers") have entered into agreements (the "Undertakings") relating to the advancement of legal fees and other expenses incurred in connection with the SEC Investigation and the ongoing shareholder litigation (the "Claims"). Pursuant to the Undertakings, the Officers have agreed to repay any amounts advanced by the Company in connection with the Claims, in the event (a) a determination is made by a committee of the Board of Directors, composed entirely of outside directors, that the Officer engaged in conduct which disqualifies the Officer from indemnification by the Company under applicable law or (b) an express finding is made by a court of law or tribunal with jurisdiction that the Officer is not entitled to indemnification under applicable law (either (a) or (b) is referred to hereinafter as an "Adverse Determination").

In consideration of the Company's advancement of legal fees and expenses, including the payment of a retainer, the Officers agreed to fully cooperate with the Company in connection with its own internal investigation of such matter and in the defense of any Claims. In the Undertakings, the Officers affirmed that, in the course of providing services to the Company, they had at all times conducted themselves in good faith and that their conduct had always been in the Company's best interests.

In the absence of an Adverse Determination, the Company has agreed in the Undertakings to pay reasonable legal fees and expenses incurred by the Officers in connection with the Claims. In the event of an Adverse Determination, no further advances are to be made and the affected Officer would be required to repay prior advances.

As of December 31, 2000, amounts invoiced to the Company for legal fees and expenses, including retainers, totaled approximately $40,299 for Ms. Hume, $106,923 for Mr. Sherman, $70,428 for Mr. Bailey, $91,296 for Mr. Kiser and $93,745 for Mr. Clark.

During Mr. Sherman's tenure as President and Chief Executive Officer, he traveled extensively on behalf of the Company, visiting suppliers and customers and recruiting sales and other personnel. Mr. Sherman received cash advances from the Company to pay for some of his expenses on these trips. The Company's Audit Committee has determined that Mr. Sherman failed to adequately document the business purpose for which he had utilized some of the amounts advanced. The Audit Committee has asked Mr. Sherman to provide further information as to the business purpose of his use of the cash advances and for documentation of that use. In response, Mr. Sherman has provided additional information and documentation to the Audit Committee. The Audit Committee is currently reviewing, with the assistance of an independent expert retained by counsel for the Company, the material submitted by Mr. Sherman to determine what amount, if any, he will be required to reimburse the Company on account of these advances. While the Audit Committee's investigation is pending, the Company has suspended payment of the consulting fees payable to Mr. Sherman pursuant to his Termination and Consulting Agreement with the Company and has suspended further advances to him for the legal fees and expenses he has incurred in connection with the Claims.

Prior to her resignation as the Company's Controller in May 2000, Sarah Hume made approximately $8,000 in unauthorized charges on a Company credit card for travel expenses for members of her church. While she has signed a promissory note to repay the Company, the Company has not received any payments on that note to date and Ms. Hume has not fully cooperated with the Audit Committee's internal investigation. Accordingly, the Audit Committee has suspended further advances to her for the legal fees and expenses she has incurred in connection with the Claims.

In August 2000, the Company entered into an agreement with BBK Ltd., a management consulting firm headquartered in Southfield, Michigan. As a result of this agreement, Mr. G. Peter Pappas, a principal of BBK, was appointed as the Company's President and CEO while the Company's Board of Directors conducted a search for a new permanent President and CEO. In addition, Mr. William C. Andrews, also of BBK, was appointed as the Company's interim chief financial officer. During the period from August through December 2000, the Company paid $886,911 to BBK. Of that total, $318,925 was paid for the services of Mr. Pappas and $278,600 was paid for the services of Mr. Andrews, and $289,386 was paid for the services of other BBK personnel and related expenses. Messrs. Pappas and Andrews may share in the benefit from any payments made to BBK through their compensatory arrangements with BBK.

Pursuant to an agreement dated December 31, 1991, between the Company and certain of its current and former officers, the Company guaranteed a series of promissory notes payable by officers of the Company, including Messrs. Sherman and Kiser, to a former officer in connection with her separation from the Company. Two of those notes, as subsequently amended, remain outstanding. The principal amount of Mr. Sherman's note is $82,236 and Mr. Kiser's is $86,877. Both notes mature on March 1, 2003.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Exhibit No.     Description
    -----------     -----------

       3.1a         Restated Articles of Incorporation, as Amended, filed as
                    Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

       3.1b Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

        3.2         Restated Bylaws adopted on November 4, 1992 filed as Exhibit
                    3.2 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

        4.1 Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

        4.2         Rights Agreement with American Securities Transfer, Inc.
                    dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

        4.3 Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

        4.4 Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

        4.5 Form of Convertible Subordinated Debenture issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.6 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

        4.6 Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

       10.1 Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.2 Executive Employment Agreement with David G. Sherman, dated effective June 1, 1997, filed as Exhibit 10.2 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.3 Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of June 18, 1999, filed as Exhibit 4 to the Registrant's Form S-8 Registration Statement (No. 333-81915) and incorporated herein by reference.

       10.4 Equipment Lease Agreement dated May 26, 1993 with Rossi Hardesty Financial Inc. filed as Exhibit 10.14 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.5 Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.6 Amended Lease Agreement dated July 1, 1992 with Bello-1 Partnership for the facility located at 11101 East 51st Avenue, Denver Colorado, filed as Exhibit 10.16 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.7 Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.8 Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

       10.9 Assignment of Amended Lease Agreement dated July 1, 1992 with Bello-1 Partnership from Bello-1 Partnership to Kenneth
                    L. Bettenhausen and Jean M. Bettenhausen dated May 26, 1994 for the facility located at 11101 East 51st Avenue, Denver, Colorado filed as Exhibit 10.18 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

       10.10        Stock Grant Plan effective as of June 19, 1998 filed as
                    Exhibit 10.8 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.11        Lease Agreement dated July 14, 1995 with Joseph H. and Nora
                    L. Kiser, as amended September 1, 1995, for the facility located at 15556 East 17th Avenue, Denver, Colorado filed as
                    Exhibit 10.21 to the Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

       10.12 Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

       10.13 Second Amendment to Lease Agreement dated July 14, 1995 with Joseph H. Kiser and Nora L. Kiser for the facility located at 15556 East 17th Avenue, Denver, Colorado, as amended September 31, 1995 and July 31, 1998 filed as Exhibit 10.5 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.14 Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit
                    10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.15 Employment Agreement with Daniel J. Wilmot dated January 1, 1998 filed as Exhibit 10.9 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.16 Employment Agreement with Derek L. Bailey dated January 1, 1998 filed as Exhibit 10.10 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.17 Employment Agreement with Jon L. Clark dated January 1, 1998 filed as Exhibit 10.11 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.18 Employee Stock Purchase Plan effective as of December 31, 1998 filed as Exhibit 10.28 to the Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

       10.19 Revolving Loan Agreement, Revolving Note and General Security Agreement with Bank One, Colorado, N.A. dated March 24, 2000 filed as Exhibit 10 to the Form 10-Q for the quarter ended March 30, 2000 and incorporated herein by reference.

       10.20 Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

       10.21 Engagement Letter with BBK, Ltd. dated August 2, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 2, 2000 and incorporated herein by reference.

       10.22        Deferral and Waiver Agreement with Bank One, Colorado N.A.
                    dated September 28, 2000 filed as Exhibit 10.1 to the Form 8-K dated September 29, 2000 and incorporated herein by reference.

       10.23        Deferral and Waiver Agreement with Bank One, Colorado N.A.
                    dated December 15, 2000 filed as Exhibit 10.1 to the Form 8-K dated December 15, 2000 and incorporated herein by reference.

       23           Consent of KPMG LLP

       27           Financial Data Schedule

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, Six months ended June 30, 2000 and year ended December 31, 1999 (Unaudited)

Reports on Form 8-K

A report on Form 8-K dated May 17, 2000 under Item 5 was filed with the Commission on May 17, 2000. A report on Form 8-K dated July 5, 2000 under Item 4 was filed with the Commission on July 12, 2000. An amendment to the Form 8-K dated July 5, 2000 on Form 8-K/A was filed with the Commission on July 20, 2000. A report on Form 8-K dated August 1, 2000 under Item 5 was filed with the Commission on August 11, 2000. A report on Form 8-K dated August 2, 2000 under
Item 5 was filed with the Commission on September 1, 2000. A report on Form 8-K dated September 12, 2000 under Item 4 was filed with the Commission on September 15, 2000. A report on Form 8-K dated September 29, 2000 under Item 5 was filed with the Commission on October 2, 2000. A report on Form 8-K dated December 15, 2000 under Item 5 was filed with the Commission on December 21, 2000. A report on Form 8-K dated December 27, 2000 under Item 8 was filed with the Commission on January 2, 2001. A report on Form 8-K dated January 10, 2001 under Items 5 and 9 was filed with the Commission on January 22, 2001. No financial statements were filed under item 7 with any of the foregoing reports.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VARI-L COMPANY, INC.


                                     By: /s/ G. Peter Pappas
                                        --------------------------------------
                                        G. Peter Pappas,
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ G. Peter Pappas                                    Date: February 14, 2001
----------------------------------------------
G. Peter Pappas, President and Chief Executive
Officer

/s/ William C. Andrews                                 Date: February 14, 2001
----------------------------------------------
William C. Andrews, Principal Accounting
Officer

/s/ Richard P. Dutkiewicz                              Date: February 14, 2001
----------------------------------------------
Richard P. Dutkiewicz, Vice President of
Finance and Chief Financial Officer,
Principal Financial Officer

/s/ Sarah L. Booher                                    Date: February 14, 2001
----------------------------------------------
Sarah L. Booher, Director

/s/ David A. Lisowski                                  Date: February 14, 2001
----------------------------------------------
David A. Lisowski, Director

/s/ Anthony B. Petrelli                                Date: February 14, 2001
----------------------------------------------
Anthony B. Petrelli, Director

/s/ Jae H. Shim                                        Date: February 14, 2001
----------------------------------------------
Jae H. Shim, Director

                               INDEX TO EXHIBITS
                               -----------------


     Exhibit
     No.            Description
     -------        -----------

       3.1a         Restated Articles of Incorporation, as Amended, filed as
                    Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

       3.1b Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

        3.2         Restated Bylaws adopted on November 4, 1992 filed as Exhibit
                    3.2 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

        4.1 Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

        4.2         Rights Agreement with American Securities Transfer, Inc.
                    dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

        4.3 Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

        4.4 Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

        4.5 Form of Convertible Subordinated Debenture issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.6 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

        4.6 Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

       10.1 Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.2 Executive Employment Agreement with David G. Sherman, dated effective June 1, 1997, filed as Exhibit 10.2 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.3 Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of June 18, 1999, filed as Exhibit 4 to the Registrant's Form S-8 Registration Statement (No. 333-81915) and incorporated herein by reference.

       10.4 Equipment Lease Agreement dated May 26, 1993 with Rossi Hardesty Financial Inc. filed as Exhibit 10.14 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.5 Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.6 Amended Lease Agreement dated July 1, 1992 with Bello-1 Partnership for the facility located at 11101 East 51st Avenue, Denver Colorado, filed as Exhibit 10.16 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.7 Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

       10.8 Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

       10.9 Assignment of Amended Lease Agreement dated July 1, 1992 with Bello-1 Partnership from Bello-1 Partnership to Kenneth
                    L. Bettenhausen and Jean M. Bettenhausen dated May 26, 1994 for the facility located at 11101 East 51st Avenue, Denver, Colorado filed as Exhibit 10.18 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

       10.10        Stock Grant Plan effective as of June 19, 1998 filed as
                    Exhibit 10.8 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.11        Lease Agreement dated July 14, 1995 with Joseph H. and Nora
                    L. Kiser, as amended September 1, 1995, for the facility located at 15556 East 17th Avenue, Denver, Colorado filed as
                    Exhibit 10.21 to the Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

       10.12 Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

       10.13 Second Amendment to Lease Agreement dated July 14, 1995 with Joseph H. Kiser and Nora L. Kiser for the facility located at 15556 East 17th Avenue, Denver, Colorado, as amended September 31, 1995 and July 31, 1998 filed as Exhibit 10.5 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.14 Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit
                    10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.15 Employment Agreement with Daniel J. Wilmot dated January 1, 1998 filed as Exhibit 10.9 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.16 Employment Agreement with Derek L. Bailey dated January 1, 1998 filed as Exhibit 10.10 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.17 Employment Agreement with Jon L. Clark dated January 1, 1998 filed as Exhibit 10.11 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

       10.18 Employee Stock Purchase Plan effective as of December 31, 1998 filed as Exhibit 10.28 to the Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

       10.19 Revolving Loan Agreement, Revolving Note and General Security Agreement with Bank One, Colorado, N.A. dated March 24, 2000 filed as Exhibit 10 to the Form 10-Q for the quarter ended March 30, 2000 and incorporated herein by reference.

       10.20 Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

       10.21 Engagement Letter with BBK, Ltd. dated August 2, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 2, 2000 and incorporated herein by reference.

       10.22        Deferral and Waiver Agreement with Bank One, Colorado N.A.
                    dated September 28, 2000 filed as Exhibit 10.1 to the Form 8-K dated September 29, 2000 and incorporated herein by reference.

       10.23        Deferral and Waiver Agreement with Bank One, Colorado N.A.
                    dated December 15, 2000 filed as Exhibit 10.1 to the Form 8-K dated December 15, 2000 and incorporated herein by reference.

       23           Consent of KPMG LLP

       27           Financial Data Schedule