Form 10-Q
period 2000-09-30
VARI L CO INC
filed 2001-02-14
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                    Commission File No. 0-23866
September 30, 2000

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

                              Yes        No   X
                                 -------   -------

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000:

       Class of Securities                         Outstanding Securities
       -------------------                         ----------------------
         $0.01 par value                             7,070,823  shares
          Common shares

                              VARI-L COMPANY, INC.

                               September 30, 2000

                                      Index


Part I.           Financial Information

     Item 1.      Financial Statements:

         Balance Sheets,  September 30, 2000 and June 30, 2000 (unaudited)       2

         Statements of Operations, three months ended September 30, 2000
             and 1999 (unaudited)                                                3

         Statements of Stockholders' Equity, three months ended September 30,
             2000 and year ended June 30, 2000 (unaudited)                       4

         Statements of Cash Flows, three months ended September 30, 2000
             and 1999 (unaudited)                                                5

         Notes to Financial Statements                                           6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      13

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk     17

The unaudited interim financial statements for the three months ended September 30, 1999 included herein have not been reviewed by the Company's independent accountants. The Company has been informed by its independent accountants that they are not able to complete the review procedures required under Statement of Auditing Standards No. 71 for periods prior to June 30, 2000 based on their determination that the internal controls over inventory accounting and management systems prior to June 30, 2000 was not sufficiently reliable to enable them to perform review procedures on the Company's inventory.

Part II.          Other Information

     Item 1       Legal Proceedings                                              18

     Item 2       Changes in Securities                                          19

     Item 3       Defaults Upon Senior Securities                                19

     Item 4       Submission of Matters to a Vote of Security Holders            19

     Item 5       Other Information                                              19

     Item 6       Exhibits and Reports on Form 8-K                               20

                          PART I FINANCIAL INFORMATION

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                                  (unaudited)


                                                                SEPTEMBER 30,         JUNE 30,
                                                                    2000                2000
                                                                -------------       -----------
                              ASSETS

Current assets:
   Cash and cash equivalents                                    $  7,063,579         11,030,293
   Trade accounts receivable, less allowance for doubtful
     accounts of $204,650 and $174,634, respectively               7,716,580          5,881,280
   Inventories (note 3)                                            7,268,252          7,434,660
   Prepaid expenses and other                                        612,574            189,485
                                                                ------------        -----------
           Total current assets                                   22,660,985         24,535,718
                                                                ------------        -----------

Property and equipment:
   Machinery and equipment                                        10,093,884          9,845,402
   Furniture and fixtures                                            763,983            720,971
   Leasehold improvements                                          1,562,282          1,538,575
                                                                ------------        -----------
                                                                  12,420,149         12,104,948
   Less accumulated depreciation and amortization                  5,173,612          4,767,159
                                                                ------------        -----------
           Net property and equipment                              7,246,537          7,337,789

Intangible and other assets                                          698,912            697,185
                                                                ------------        -----------
           Total assets                                         $ 30,606,434         32,570,692
                                                                ============        ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                               $    806,752            320,798
   Trade accounts payable                                          2,892,994          4,182,270
   Accrued compensation                                            1,843,963          1,499,890
   Other accrued expenses                                            284,393            225,105
   Notes payable and current installments of long-term
     obligations (note 4)                                          9,978,077         11,566,386
                                                                ------------        -----------
           Total current liabilities                              15,806,179         17,794,449

Long-term obligations (note 4)                                        98,407             91,666
                                                                ------------        -----------
           Total liabilities                                      15,904,586         17,886,115
                                                                ------------        -----------

Stockholders' equity
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 7,070,823 and 7,070,423 shares issued
     and outstanding, respectively                                    70,708             70,704
   Additional paid-in capital                                     40,341,985         40,524,974
   Unamortized stock compensation cost                            (3,916,912)        (4,318,371)
   Accumulated deficit                                           (21,793,933)       (21,592,730)
                                                                ------------        -----------
           Total stockholders' equity                             14,701,848         14,684,577
                                                                ------------        -----------

Commitments and contingencies (note 7)

           Total liabilities and stockholders' equity           $ 30,606,434         32,570,692
                                                                ============        ===========

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

                                  (unaudited)



                                                              THREE MONTHS          THREE MONTHS
                                                                 ENDED                 ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                                  2000                  1999
                                                             -------------      -------------------
                                                                                (restated - note 2)
Net sales                                                    $ 11,495,129            6,525,555

Cost of goods sold                                              6,137,794            3,452,136
                                                             ------------         ------------

           Gross profit                                         5,357,335            3,073,419
                                                             ------------         ------------

Operating expenses:
    Selling                                                     1,067,381              805,861
    General and administrative                                  1,577,947              851,357
    Research and development                                    1,513,647            1,220,671
    Expenses relating to accounting restatements
      and the related shareholder litigation (note 6)           1,248,066                   --
                                                             ------------         ------------

           Total operating expenses                             5,407,041            2,877,889
                                                             ------------         ------------

           Operating profit (loss)                                (49,706)             195,530

Other income (expense):
    Interest income                                               157,706               56,891
    Interest expense                                             (329,134)            (210,324)
    Other, net                                                     19,931                  382
                                                             ------------         ------------

           Total other income (expense)                          (151,497)            (153,051)
                                                             ------------         ------------

           Net income (loss)                                 $   (201,203)              42,479
                                                             ============         ============

Basic earnings (loss) per share                              $      (0.03)                0.01
                                                             ============         ============

Basic weighted average shares outstanding                       7,070,702            5,667,523
                                                             ============         ============

Diluted earnings (loss) per share                            $      (0.03)                0.01
                                                             ============         ============

Diluted weighted average shares outstanding                     7,070,702            6,150,984
                                                             ============         ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                       Statements of Stockholders' Equity

    Six months ended June 30, 2000 and three months ended September 30, 2000

                                   (unaudited)


                                                                                       Unamortized
                                                    Common stock          Additional      Stock                          Total
                                             -------------------------     paid-in     compensation    Accumulated   Stockholders'
                                                Shares        Amount       capital          cost         deficit         equity
                                             -----------   -----------   -----------   ------------    -----------   -------------
Balance, December 31, 1999                     6,945,483   $    69,455    40,449,692     (5,732,611)   (20,413,478)     14,373,058
Stock options exercised                          116,569         1,165       930,335             --             --         931,500
Common stock issued under employee stock
    purchase plan                                  7,471            75        50,130             --             --          50,205
Common stock issued under stock award plan           900             9        16,448             --             --          16,457
Stock options forfeited                               --            --      (921,631)       921,631             --              --
Amortization of stock compensation cost               --            --            --        492,609             --         492,609
Net loss                                              --            --            --             --     (1,179,252)     (1,179,252)
                                             -----------   -----------   -----------   ------------    -----------   -------------

Balance, June 30, 2000                         7,070,423   $    70,704    40,524,974     (4,318,371)   (21,592,730)     14,684,577
                                             ===========   ===========   ===========   ============    ===========   =============

Common stock issued under stock award plan           400             4         7,931             --             --           7,935
Stock options forfeited                               --            --      (190,920)       190,920             --              --
Amortization of stock compensation cost               --            --            --        210,539             --         210,539
Net loss                                              --            --            --             --       (201,203)       (201,203)
                                             -----------   -----------   -----------   ------------    -----------   -------------

Balance, September 30, 2000                    7,070,823   $    70,708    40,341,985     (3,916,912)   (21,793,933)     14,701,848
                                             ===========   ===========   ===========   ============    ===========   =============

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Cash Flows

                 Three months ended September 30, 2000 and 1999

                                   (unaudited)



                                                                            THREE MONTHS        THREE MONTHS
                                                                               ENDED               ENDED
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 2000               1999
                                                                            -------------    ------------------
                                                                                             (restated - note 2)

Net income (loss)                                                           $    (201,203)               42,479
Adjustments to reconcile net income (loss) to cash provided by
    (used in) operating activities:
      Depreciation of property and equipment                                      406,453               331,627
      Amortization of intangible assets                                             6,649                 4,253
      Common stock issued under profit sharing and stock award plans                7,935                 4,276
      Amortization of stock compensation                                          210,539                27,540
      Changes in operating assets and liabilities:
        Trade accounts receivable, net                                         (1,835,300)             (691,786)
        Inventories, net                                                          166,408               505,846
        Prepaid expenses and other current assets                                (423,089)              (22,653)
        Trade accounts payable                                                 (1,289,276)             (174,521)
        Accrued compensation                                                      344,073               539,789
        Other accrued expenses                                                     59,288                54,167
                                                                            -------------    ------------------

              Total adjustments                                                (2,346,320)              578,538
                                                                            -------------    ------------------

              Cash provided by (used in) operating activities                  (2,547,523)              621,017

Cash flows from investing activities:
    Purchases of property and equipment                                          (280,901)             (260,656)
    Increase in other assets                                                       (8,376)               (9,716)
                                                                            -------------    ------------------

              Cash used in investing activities                                  (289,277)             (270,372)
                                                                            -------------    ------------------
Cash flows from financing activities:
    Increase (decrease) in bank overdraft                                         485,954              (643,462)
    Proceeds from notes payable                                                        --               677,466
    Payments of notes payable                                                  (1,600,000)             (584,375)
    Proceeds from long-term obligations                                                --                26,970
    Payments of long-term obligations                                             (15,868)               (7,486)
    Proceeds from warrants exercised                                                   --                76,000
    Proceeds from stock options exercised                                              --             1,640,698
                                                                            -------------    ------------------

              Cash provided by (used in) financing activities                  (1,129,914)            1,185,811
                                                                            -------------    ------------------

              Increase (decrease) in cash and cash equivalents                 (3,966,714)            1,536,456

Cash and cash equivalents at beginning of period                               11,030,293             4,116,918
                                                                            -------------    ------------------

Cash and cash equivalents at end of period                                  $   7,063,579             5,653,374
                                                                            =============    ==================

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                  $     477,145               154,136
                                                                            =============    ==================

    Cash paid for income taxes                                              $          --                    --
                                                                            =============    ==================



See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999

(1)    BASIS OF PRESENTATION

       The accompanying financial statements of the Company have been prepared without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the period ended June 30, 2000. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three months ended September 30, 2000 are not necessarily indicative of operating results that can be expected for the full year.

       The Company's Board of Directors approved a change in the Company's year end to June 30, effective in 2000.

(2)    RESTATEMENT OF FINANCIAL STATEMENTS

       In late 1999, the Securities and Exchange Commission commenced an investigation into the Company's accounting and reporting practices in recent years. Subsequently, the Company announced that its previously issued financial statements should not be relied upon and that it would be amending its 1997 and subsequent financial statements. It also announced that the Audit Committee of the Board of Directors was conducting an investigation into the Company's accounting policies and practices which may result in further adjustments to the Company's financial statements. The preliminary results of the Company's investigation were reported to the Audit Committee in September 2000, and on September 12, 2000, the Company announced that it would restate its previously issued financial statements, reducing stockholders' equity by $30 to $35 million. That estimate included write-downs of assets and changes in liabilities identified in a preliminary report from an independent accounting firm engaged by the Audit Committee. Thereafter, the Company began a process of restating its previously issued financial statements. The adjustments to restate the Company's previously issued financial statements are numerous, however, the principal reasons for the restatement adjustments are summarized below. The restatement adjustments reduced previously reported net income for the three months ended September 30, 1999 by $922,521.

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

                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999

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

                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999

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

       The income statements for the three months ended September 30, 1999 as previously reported and as restated are as follows:

                                                       THREE MONTHS ENDED
                                                       SEPTEMBER 30, 1999        THREE MONTHS ENDED
                                                         (AS PREVIOUSLY          SEPTEMBER 30, 1999
                                                            REPORTED)               (AS RESTATED)
                                                       ------------------        ------------------

Net sales                                              $        6,594,000                 6,525,555

Cost of goods sold                                              3,124,000                 3,452,136
                                                       ------------------        ------------------

                  Gross profit                                  3,470,000                 3,073,419
                                                       ------------------        ------------------

Operating expenses:
    Selling                                                       677,000                   805,861
    General and administrative                                    606,000                   851,357
    Research and development                                      451,000                 1,220,671
    Expenses relating to accounting restatements
       and the related shareholder litigation                          --                        --
                                                       ------------------        ------------------

              Total operating expenses                          1,734,000                 2,877,889
                                                       ------------------        ------------------

              Operating income                                  1,736,000                   195,530

Other income (expense)                                           (176,000)                 (153,051)
                                                       ------------------        ------------------

              Income (loss) before income taxes                 1,560,000                    42,479

Income tax expense                                               (595,000)                       --
                                                       ------------------        ------------------

              Net income (loss)                        $          965,000                    42,479
                                                       ==================        ==================

Income per share - basic                               $             0.17                      0.01
                                                       ==================        ==================

Income per share - diluted                             $             0.16                      0.01
                                                       ==================        ==================

                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999

(3)    INVENTORIES

       Inventories, net of allowances for excess and obsolete items, consist of the following:

                                               SEPTEMBER 30,        JUNE 30,
                                                   2000              2000
                                               -------------       ----------
Finished goods                                 $     351,496          363,549
Work-in-process                                    1,433,225        1,226,984
Raw materials                                      5,483,531        5,844,127
                                               -------------       ----------

                                               $   7,268,252        7,434,660
                                               =============       ==========

(4)    NOTES PAYABLE

       Notes payable and long-term obligations consist of the following:

                                                   SEPTEMBER 30,       JUNE 30,
                                                       2000              2000
                                                   -------------     -----------
Notes payable under Revolving Credit Facility      $   9,900,000      11,500,000
Promissory notes                                          60,484          66,756
Capital leases                                           116,000          91,296
                                                   -------------     -----------

                                                      10,076,484      11,658,052
Less current installments                              9,978,077      11,566,386
                                                   -------------     -----------

         Long-term obligations                     $      98,407          91,666
                                                   =============     ===========


       On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest was payable on the line of credit at an annual rate of 11% at September 30, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's accounts receivable, inventories and equipment.

       Subsequent to March 24, 2000, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of September 30, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. On December 15, 2000, the Company entered into a second forbearance agreement which delayed the bank's right to accelerate payment of the facility to March 31, 2001. Accordingly, the amounts outstanding as of September 30, 2000 have

                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999


       been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated based on a formula relating to inventories, accounts receivable aged less than 90 days, and equipment. The Company was also required to reduce the amount outstanding under the facility to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

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

(5)    INCOME TAXES

       For the three months ended September 30, 2000, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods. For the three months ended September 30, 1999, the provision for income taxes was offset by a reduction in the valuation allowance for net deferred tax assets.

(6)    EXPENSES OF ACCOUNTING RESTATEMENTS AND RELATED MATTERS As discussed in note 2, early in 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the "Commission") that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company's statements of operations as "expenses relating to accounting restatements and the related shareholder litigation." Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits and the Commission's investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and the reimbursements to current and former employees of the Company for their legal fees and expenses.

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

                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999

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

                                                                     (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2000 and 1999


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

                              VARI-L COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

Net Sales

Net sales for the three months ended September 30, 2000 increased 76.2% to $11,495,129 compared with $6,525,555 for the three months ended September 30, 1999. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $9,342,909 for the three months ended September 30, 2000, a 94.2% increase from $4,810,279 for the three months ended September 30, 1999. The three months ended September 30, 2000 included a significant end-of-life production run generating net sales of approximately $809,285. Revenue from all other products was $1,342,935 for the three months ended September 30, 2000, a 21.7% decrease from $1,715,276 for the three months ended September 30, 1999.

Gross Profit

Gross profit for the three months ended September 30, 2000 increased 74.3% to $5,357,335, or 46.6% of net sales, compared with $3,073,419, or 47.1% of net sales, for the three months ended September 30, 1999. Included in cost of goods sold for the three months ended September 30, 2000 is a charge of $545,583 for obsolete and excess inventory, compared to $14,326 for the three months ended September 30, 1999. The lower gross profit margin in the 2000 period also reflects a decrease in average net selling prices of the Company's products, a higher ratio of material costs to net sales, due in part to the Company's decision to pay higher costs in return for expedited delivery of raw materials, as well as the above noted provision, offset by the higher than normal margin on the end-of-life production run.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $210,539 total amount of stock compensation recorded for the three months ended September 30, 2000, $191,017 relates to options granted in December, 1999. In December, 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:

                                                                 THREE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                              2000                 1999
                                                          -------------       -------------
Selling:
    Non-cash stock compensation                           $      33,687               4,407
    Other selling expenses                                    1,033,694             801,454
                                                          -------------       -------------

          Total selling expenses                          $   1,067,381             805,861
                                                          =============       =============

General and administrative:
    Non-cash stock compensation                           $      78,402              10,255
    Other general and administrative expenses                 1,499,545             841,102
                                                          -------------       -------------

          Total general and administrative expenses       $   1,577,947             851,357
                                                          =============       =============

Research and development:
    Non-cash stock compensation                           $      98,450              12,878
    Other research and development expenses                   1,415,197           1,207,793
                                                          -------------       -------------

          Total research and development expenses         $   1,513,647           1,220,671
                                                          =============       =============


Selling Expenses

Selling expenses for the three months ended September 30, 2000 increased 32.5% to $1,067,381, or 9.3% of net sales, compared with $805,861, or 12.3% of net sales, for the three months ended September 30, 1999. Excluding non-cash stock compensation, selling expenses for the three months ended September 30, 2000 increased 29.0% to $1,033,694, or 9.0% of net sales, compared with $801,454 or 12.3% of net sales for the three months ended March 31, 1999. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturer's representatives, as well as an increase in stock compensation expense.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2000 increased 85.3% to $1,577,947, or 13.7% of net sales, compared with $851,357, or 13.0% of net sales, for the three months ended September 30, 1999. Excluding non-cash stock compensation, general and administrative expenses for the three months ended September 30, 2000 increased 78.3% to $1,499,545, or 13.0% of net sales, compared with $841,102, or 12.9% of net sales for the three months ended September 30, 1999. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, as well as an increase in stock compensation expense.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2000 increased 24.0% to $1,513,647, or 13.2% of net sales, compared with $1,220,671, or 18.7% of net sales, for the three months ended September 30, 1999. Excluding non-cash compensation, research and development expenses for the three months ended September 30, 2000 increased 17.2% to $1,415,197, or 12.3% of net sales, compared with $1,207,793, or 18.5% of net sales, for the three months ended September 30, 1999. The increase was primarily attributable to higher salaries and benefits for both current and new employees, as well as an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the three months ended September 30, 2000, were $1,248,066. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation of the Company, certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

Other Income (Expense)

Interest income increased 177.2% to $157,706 for the three months ended September 30, 2000 compared with $56,891 for the three months ended September 30, 1999. The increase was attributable to higher interest earnings on substantially larger cash balances available for investing. Interest expense and other, net, increased 47.3% to $309,203 for the three months ended September 30, 2000 compared with $209,942 for the three months ended September 30, 1999. The increase was primarily attributable to interest and fees associated with the forbearance agreement, along with higher interest rates on the Company's credit facility.

Net Income (Loss) and Income (Loss) Per Share


The net loss for the three months ended September 30, 2000 was $201,203, or $0.03 per share, compared with net income of $42,479, or $0.01 per share, for the three months ended September 30, 1999. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes is nonrecurring), net income in the three months ended September 30, 2000 would have been $1,257,402, or $0.18 per share (basic and diluted), compared with net income of $70,019, or $0.01 per share, for the three months ended September 30, 1999. Certain common stock equivalents were dilutive for the purpose of calculating earnings per share for the three months ended September 30, 1999. Diluted earnings per share was $0.01 per share for the three months ended September 30, 1999.


Liquidity and Capital Resources

The Company's working capital at September 30, 2000 was $16,754,806, excluding notes payable under the Company's credit facility with its current bank of $9,900,000. Including the notes payable, working capital at September 30, 2000 was $6,854,806. Working capital at September 30, 2000 includes cash and cash equivalents of $7,063,579. Working capital at June 30, 2000, excluding notes payable under the Company's credit facility with its current bank of $11,500,000, was $18,241,269. Including the notes payable, working capital at June 30, 2000 was $6,741,269. Working capital at June 30, 2000 includes cash and cash equivalents of $11,030,293.

Cash used in operating activities was $2,547,523 for the three months ended September 30, 2000. Cash provided by net loss, adjusted for non-cash charges, was $430,373. This cash provided was offset primarily by increased accounts receivable related to higher net sales volume, increased prepaid expenses and other current assets and a reduction in accounts payable, partially offset by lower accrued compensation and net inventory levels. Cash provided by operating activities was $621,017 for the three months ended September 30, 1999. Net income adjusted for non-cash charges was $410,175. Cash provided by a decrease in inventories and an increase in accrued compensation and other accrued expenses was partially offset by an increase in accounts receivable due to higher net sales volume and a decrease in accounts payable.

Cash used in investing activities was $289,277 for the three months ended September 30, 2000 and was principally for capital expenditures. The capital expenditures for the three months ended September 30,

2000 related to additional production and test equipment to increase manufacturing capacity. Cash used in investing activities for the three months ended September 30, 1999 was $270,372 and was principally for capital expenditures. The capital expenditures for the three months ended September 30, 1999 primarily related to additional production and test equipment to increase manufacturing capacity and for leasehold improvements to expand the Company's manufacturing and engineering space.


Cash used in financing activities was $1,129,914 for the three months ended September 30, 2000. Repayments on notes payable and payments on long-term obligations were partially offset by an increase in the bank overdraft. Cash provided by financing activities for the three months ended September 30, 1999 were $1,185,811, including proceeds from stock warrants and stock options exercised of $1,716,698 and net additional borrowings of $112,575, partially offset by a decrease in the bank overdraft of $643,462.


Revolving Credit Facility

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest was payable on the line of credit at an annual rate of 11% at September 30, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's accounts receivable, inventories and equipment.

Proceeds from the Loan Agreement were used to repay the amount outstanding under the prior credit facilities, which included a line of credit, a term loan, and a revolving equipment term loan. Interest on the loans ranged from 6.10% to 7.75% at December 31, 1999. The loans were secured by receivables, inventory, and property and equipment.

Subsequent to March 24, 2000, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of September 30, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. On December 15, 2000, the Company entered into a second forbearance agreement which delayed the bank's right to accelerate payment of the facility to March 31, 2001. Accordingly, the amounts outstanding as of September 30, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated based on a formula relating to inventories, accounts receivable aged less than 90 days, and equipment. The Company was also required to reduce the amount outstanding under the facility to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

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

Forward-Looking Statements

Some of the statements contained in this report are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks, including but not limited to the overall market for wireless communications products, the success of the specific products into which the

Company's products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of the Company's internal projections as to the demand for certain types of technological innovation, competitive products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, the outcome of pending and threatened litigation and regulatory actions, and the Company's ability to refinance its loan agreement or obtain additional forbearance agreements, as well as other factors.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in interest rates. The Company's exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates. As of September 30, 2000, the Company had notes payable outstanding under a bank credit facility of $9,900,000 with an interest rate of 11%. The Company's second forbearance agreement with its lender increased the interest rate to the prime rate plus 2% through March 31, 2001. The notes are due March 31, 2001, under the current forbearance agreement with the bank.

                              VARI-L COMPANY, INC.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The U.S. Securities and Exchange Commission (the "Commission") is currently investigating the Company to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors, or employees (the "SEC Investigation"). The Company believes that the SEC Investigation is focused on the Company's prior financial reporting and its accounting practices and procedures. The Company has been providing documents and other information requested by the Commission staff in the course of its investigation. The Commission has not brought an action against the Company, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company.

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


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). Subsequent to that date, it was determined that the Company was in default of certain covenants under the Loan Agreement from inception of the loan. As of September 30, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the lender that, among other matters, delayed the lender's right to accelerate payment of the loan to December 15, 2000. On December 15, 2000, the Company entered into a second forbearance agreement that delayed the lender's right to accelerate payment of the loan to March 31, 2001. Accordingly, the amounts outstanding as of September 30, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated using a formula based on inventories, accounts receivable aged less than 90 days, and equipment. The Company was required to reduce the amount outstanding under the loan to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K dated July 5, 2000 under Item 4 was filed with the Commission on July 12, 2000. An amendment to the Form 8-K dated July 5, 2000 on Form 8-K/A was filed with the Commission on July 20, 2000. A report on Form 8-K dated August 1, 2000 under Item 5 was filed with the Commission on August 11, 2000. A report on Form 8-K dated August 2, 2000 under Item 5 was filed with the Commission on September 1, 2000. A report on Form 8-K dated September 12, 2000 under Item 4 was filed with the Commission on September 15, 2000. A report on Form 8-K dated September 29, 2000 under
     Item 5 was filed with the Commission on October 2, 2000. No financial statements were filed with any of the foregoing reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VARI-L COMPANY, INC.




Date: February 14, 2001                    By: /s/ Richard P. Dutkiewicz
      -------------------------               ----------------------------------
                                              Richard P. Dutkiewicz,
                                              Vice President of Finance and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule