Form 10-Q
period 2000-12-31
VARI L CO INC
filed 2001-02-14
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                    Commission File No. 0-23866
December 31, 2000

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

                                 Yes  X     No
                                     ---       ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000:

     Class of Securities                        Outstanding Securities
     -------------------                        ----------------------
       $0.01 par value                             7,079,973 shares
        Common shares

                              VARI-L COMPANY, INC.

                                December 31, 2000

                                      Index



Part I.           Financial Information

     Item 1.      Financial Statements:

         Balance Sheets,  December 31, 2000 and June 30, 2000 (unaudited)               2

         Statements of Operations, three months ended December 31, 2000 and 1999
             and six months ended December 31, 2000 and 1999 (unaudited)               3-4

         Statements of Stockholders' Equity, six months ended December 31, 2000
             and six months ended June 30, 2000 (unaudited)                             5

         Statements of Cash Flows, six months ended December 31, 2000 and 1999
             (unaudited)                                                                6

         Notes to Financial Statements                                                  7

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                14

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk           20

     The unaudited interim financial statements for the three and six months ended December 31, 1999, included herein have not been reviewed by the Company's independent accountants. The Company has been informed by its independent accountants that they are not able to complete the review procedures required under Statement of Auditing Standards No. 71 for periods prior to June 30, 2000 based on their determination that the internal controls over inventory accounting and management systems prior to June 30, 2000 was not sufficiently reliable to enable them to perform review procedures on the Company's inventory.

Part II.          Other Information

     Item 1       Legal Proceedings                                                    21

     Item 2       Changes in Securities                                                22

     Item 3       Defaults upon Senior Securities                                      22

     Item 4       Submission of Matters to a Vote of Security Holders                  22

     Item 5       Other Information                                                    22

     Item 6       Exhibits and Reports on Form 8-K                                     23

                          PART I FINANCIAL INFORMATION

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                                   (unaudited)


                                                                                 DECEMBER 31,         JUNE 30,
                                    ASSETS                                           2000               2000
                                                                                 ------------       ------------
Current assets:
   Cash and cash equivalents                                                     $  7,466,320         11,030,293
   Trade accounts receivable, less allowance for doubtful                           6,354,391          5,881,280
     accounts of $140,469 and $174,634, respectively
   Inventories (note 3)                                                             6,141,567          7,434,660
   Prepaid expenses and other current assets                                          584,562            189,485
                                                                                 ------------       ------------
           Total current assets                                                    20,546,840         24,535,718
                                                                                 ------------       ------------
Property and equipment:
   Machinery and equipment                                                         10,477,994          9,845,402
   Furniture and fixtures                                                             763,983            720,971
   Leasehold improvements                                                           1,565,241          1,538,575
                                                                                 ------------       ------------
                                                                                   12,807,218         12,104,948
   Less accumulated depreciation and amortization                                   5,586,453          4,767,159
                                                                                 ------------       ------------
           Net property and equipment                                               7,220,765          7,337,789

Intangible and other assets                                                           708,509            697,185
                                                                                 ------------       ------------

           Total assets                                                          $ 28,476,114         32,570,692
                                                                                 ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                                                $         --            320,798
   Trade accounts payable                                                           2,423,459          4,182,270
   Accrued compensation                                                             1,930,888          1,499,890
   Other accrued expenses                                                             238,478            225,105
   Notes payable and current installments of long-term obligations (note 3)         8,878,127         11,566,386
                                                                                 ------------       ------------
           Total current liabilities                                               13,470,952         17,794,449

Long-term obligations (note 4)                                                         77,596             91,666
                                                                                 ------------       ------------
           Total liabilities                                                       13,548,548         17,886,115
                                                                                 ------------       ------------
Stockholders' equity
   Common stock, $.01 par value, 50,000,000 shares authorized;
     7,071,123 and 7,070,423 shares issued and outstanding,
     respectively                                                                      70,711             70,704
   Additional paid-in capital                                                      36,796,243         40,524,974
   Unamortized stock compensation cost                                               (135,574)        (4,318,371)
   Accumulated deficit                                                            (21,803,814)       (21,592,730)
                                                                                 ------------       ------------
           Total stockholders' equity                                              14,927,566         14,684,577
                                                                                 ------------       ------------
Commitments and contingencies (note 7)

           Total liabilities and stockholders' equity                            $ 28,476,114         32,570,692
                                                                                 ============       ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

                                  (unaudited)


                                                           THREE MONTHS       THREE MONTHS
                                                             ENDED              ENDED
                                                           DECEMBER 31,       DECEMBER 31,
                                                               2000              1999
                                                           ------------       ------------
                                                                           (restated - note 2)
Net sales                                                  $ 10,893,607          6,913,517

Cost of goods sold                                            5,704,863          3,777,470
                                                           ------------       ------------
           Gross profit                                       5,188,744          3,136,047
                                                           ------------       ------------
Operating expenses:
    Selling                                                   1,295,543            881,579
    General and administrative                                2,104,490          1,144,470
    Research and development                                    949,272          1,422,832
    Expenses relating to accounting restatements
      and the related shareholder litigation (note 6)           619,894                 --
                                                           ------------       ------------
           Total operating expenses                           4,969,199          3,448,881
                                                           ------------       ------------
           Operating profit (loss)                              219,545           (312,834)

Other income (expense):
    Interest income                                             104,461             87,861
    Interest expense                                           (316,016)          (208,505)
    Other, net                                                  (17,869)            (8,163)
                                                           ------------       ------------
           Total other income (expense)                        (229,424)          (128,807)
                                                           ------------       ------------
           Net loss                                        $     (9,879)          (441,641)
                                                           ============       ============
Loss per share                                             $     *                   (0.07)
                                                           ============       ============
Weighted average shares outstanding                           7,079,692          6,048,354
                                                           ============       ============


*     Loss per share is less than $.01


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

                                  (unaudited)



                                                           SIX MONTHS         SIX MONTHS
                                                              ENDED              ENDED
                                                           DECEMBER 31,       DECEMBER 31,
                                                               2000                1999
                                                           ------------       ------------
                                                                           (restated - note 2)
Net sales                                                  $ 22,388,736         13,439,072

Cost of goods sold                                           11,842,657          7,229,607
                                                           ------------       ------------
          Gross profit                                       10,546,079          6,209,465
                                                           ------------       ------------
Operating expenses:
    Selling                                                   2,362,924          1,687,440
    General and administrative                                3,682,437          1,995,827
    Research and development                                  2,462,919          2,643,503
    Expenses relating to accounting restatements
      and the related shareholder litigation (note 6)         1,867,960                 --
                                                           ------------       ------------
          Total operating expenses                           10,376,240          6,326,770
                                                           ------------       ------------
          Operating profit (loss)                               169,839           (117,305)

Other income (expense):
    Interest income                                             262,167            144,752
    Interest expense                                           (645,150)          (418,829)
    Other, net                                                    2,060             (7,781)
                                                           ------------       ------------
          Total other income (expense)                         (380,923)          (281,858)
                                                           ------------       ------------
          Net loss                                         $   (211,084)          (399,163)
                                                           ============       ============
Loss per share                                             $      (0.03)             (0.07)
                                                           ============       ============
Weighted average shares outstanding                           7,070,861          5,857,938
                                                           ============       ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                       Statements of Stockholders' Equity

                         Six months ended June 30, 2000
                     and six months ended December 31, 2000

                                   (unaudited)


                                                                                                   UNAMORTIZED
                                                       COMMON STOCK               ADDITIONAL          STOCK
                                                ----------------------------       PAID-IN         COMPENSATION
                                                   SHARES           AMOUNT          CAPITAL            COST
                                                -----------      -----------      -----------       -----------
Balance, December 31, 1999                        6,945,483      $    69,455       40,449,692        (5,732,611)

Stock options exercised                             116,569            1,165          930,335                --
Common stock issued under employee stock
    purchase plan                                     7,471               75           50,130                --
Common stock issued under stock award plan              900                9           16,448                --
Stock options forfeited                                  --               --         (921,631)          921,631
Amortization of stock compensation cost                  --               --               --           492,609
Net loss                                                 --               --               --                --
                                                -----------      -----------      -----------       -----------

Balance, June 30, 2000                            7,070,423           70,704       40,524,974        (4,318,371)
                                                ===========      ===========      ===========       ===========


Common stock issued under stock award plan              700                7            8,953                --
Stock options forfeited                                  --               --         (204,577)          204,577
Reversal of unamortized stock compensation
    upon repricing of options                            --               --       (3,533,107)        3,533,107
Amortization of stock compensation cost                  --               --               --           445,113
Net loss                                                 --               --               --                --
                                                -----------      -----------      -----------       -----------

Balance, December 31, 2000                        7,071,123      $    70,711       36,796,243          (136,574)
                                                ===========      ===========      ===========       ===========


                                                                    TOTAL
                                                ACCUMULATED      STOCKHOLDERS'
                                                  DEFICIT           EQUITY
                                                -----------      -------------
Balance, December 31, 1999                      (20,413,478)       14,373,058

Stock options exercised                                  --           931,500
Common stock issued under employee stock
    purchase plan                                        --            50,205
Common stock issued under stock award plan               --            16,457
Stock options forfeited                                  --                --
Amortization of stock compensation cost                  --           492,609
Net loss                                         (1,179,252)       (1,179,252)
                                                -----------       -----------

Balance, June 30, 2000                          (21,592,730)       14,684,577
                                                ===========       ===========


Common stock issued under stock award plan               --             8,960
Stock options forfeited                                  --                --
Reversal of unamortized stock compensation
    upon repricing of options                            --                --
Amortization of stock compensation cost                  --           445,113
Net loss                                           (211,084)         (211,084)
                                                -----------       -----------

Balance, December 31, 2000                      (21,803,814)       14,927,566
                                                ===========       ===========

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Cash Flows

                  Six months ended December 31, 2000 and 1999

                                  (unaudited)

                                                                         SIX MONTHS        SIX MONTHS
                                                                           ENDED              ENDED
                                                                        DECEMBER 31,       DECEMBER 31,
                                                                            2000                1999
                                                                        ------------       ------------
                                                                                        (restated - note 2)
Net loss                                                                $   (211,084)          (399,163)
Adjustments to reconcile net loss to cash provided
  by operating activities:
    Depreciation of property and equipment                                   819,294            673,742
    Amortization of intangible assets                                         13,353              8,506
    Common stock issued under profit sharing and stock award plans             8,960             10,696
    Amortization of stock compensation                                       445,113             57,514
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                                        (473,111)          (780,181)
      Inventories, net                                                     1,293,093           (395,853)
      Prepaid expenses and other current assets                             (395,077)            48,573
      Trade accounts payable                                              (1,758,811)           500,625
      Accrued compensation                                                   430,998            911,676
      Other accrued expenses                                                  13,373            (24,938)
                                                                        ------------       ------------
          Total adjustments                                                  397,185          1,010,360
                                                                        ------------       ------------
          Cash provided by operating activities                              186,101            611,197

Cash flows from investing activities:
  Purchases of property and equipment                                       (667,970)          (661,485)
  Increase in other assets                                                   (24,677)           (22,634)
                                                                        ------------       ------------

           Cash used in investing activities                                (692,647)          (684,119)
                                                                        ------------       ------------
Cash flows from financing activities:
  Decrease in bank overdraft                                                (320,798)          (778,488)
  Proceeds from notes payable                                                     --            877,469
  Payments of notes payable                                               (2,700,000)          (904,707)
  Proceeds from long-term obligations                                             --             40,894
  Payments of long-term obligations                                          (36,629)           (24,615)
  Proceeds from warrants exercised                                                --          6,317,521
  Proceeds from stock options exercised                                           --          5,215,604
  Common stock repurchases                                                        --            (66,626)
                                                                        ------------       ------------
           Cash provided by (used in) financing activities                (3,057,427)        10,677,052
                                                                        ------------       ------------
           Increase (decrease) in cash and cash equivalents               (3,563,973)        10,604,130

Cash and cash equivalents at beginning of period                          11,030,293          4,116,918
                                                                        ------------       ------------
Cash and cash equivalents at end of period                              $  7,466,320         14,721,048
                                                                        ============       ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $    738,642            439,725
                                                                        ============       ============
  Cash paid for income taxes                                            $         --                 --
                                                                        ============       ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000


(1)      BASIS OF PRESENTATION

         The accompanying financial statements of the Company have been prepared without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the period ended June 30, 2000. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of operating results that can be expected for the full year.

         The Company's Board of Directors approved a change in the Company's year end to June 30 effective in 2000.

(2)      RESTATEMENT OF FINANCIAL STATEMENTS

         In late 1999, the Securities and Exchange Commission commenced an investigation into the Company's accounting and reporting practices in recent years. Subsequently, the Company announced that its previously issued financial statements should not be relied upon and that it would be amending its 1997 and subsequent financial statements. It also announced that the Audit Committee of the Board of Directors was conducting an investigation into the Company's accounting policies and practices which may result in further adjustments to the Company's financial statements. The preliminary results of the Company's investigation were reported to the audit committee in September 2000, and on September 12, 2000, the Company announced that it would restate its previously issued financial statements, reducing stockholders' equity by $30 to $35 million. That estimate included write-downs of assets and changes in liabilities identified in a preliminary report from an independent audit firm engaged by the audit committee. Thereafter, the Company began a process of restating its previously issued financial statements. The adjustments to restate the Company's previously issued financial statements are numerous, however, the principal reasons for the restatement adjustments are summarized below. The restatement adjustments reduced previously reported net income for the three and six months ended December 31, 1999 by $1,378,641 and $2,301,163, respectively.

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

                                       7                             (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000


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


                                       8                             (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000


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

         The income statements for the three and six months ended December 31, 1999 as previously reported and as restated are as follows:

                                                     THREE MONTHS                        SIX MONTHS
                                                        ENDED           THREE MONTHS        ENDED           SIX MONTHS
                                                     DECEMBER 31,          ENDED          DECEMBER 31,        ENDED
                                                         1999           DECEMBER 31,         1999          DECEMBER 31,
                                                    (AS PREVIOUSLY        1999          (AS PREVIOUSLY         1999
                                                       REPORTED)       (AS RESTATED)       REPORTED)       (AS RESTATED)
                                                    --------------     -------------     -------------    --------------
Net sales                                             $ 6,914,000         6,913,517        13,508,000        13,439,072

Cost of goods sold                                      3,069,000         3,777,470         6,193,000         7,229,607
                                                      -----------       -----------       -----------       -----------

                  Gross profit                          3,845,000         3,136,047         7,315,000         6,209,465
                                                      -----------       -----------       -----------       -----------

Operating expenses:
    Selling                                               800,000           881,579         1,477,000         1,687,440
    General and administrative                              7,000         1,144,470           613,000         1,995,827
    Research and development                            1,322,000         1,422,832         1,773,000         2,643,503
    Expenses relating to accounting restatements
       and the related shareholder litigation                  --                --                --                --
                                                      -----------       -----------       -----------       -----------

              Total operating expenses                  2,129,000         3,448,881         3,863,000         6,326,770
                                                      -----------       -----------       -----------       -----------

              Operating income (loss)                   1,716,000          (312,834)        3,452,000          (117,305)

Total other income (expense), net                        (201,000)         (128,807)         (377,000)         (281,858)
                                                      -----------       -----------       -----------       -----------

              Income (loss) before income taxes         1,515,000          (441,641)        3,075,000          (399,163)

Income tax expense                                       (578,000)               --        (1,173,000)               --
                                                      -----------       -----------       -----------       -----------

              Net income (loss)                       $   937,000          (441,641)        1,902,000          (399,163)
                                                      ===========       ===========       ===========       ===========

Basic earnings (loss) per share                       $       .15             (0.07)              .32             (0.07)
                                                      ===========       ===========       ===========       ===========

Diluted earnings (loss) per share                     $       .14             (0.07)              .30             (0.07)
                                                      ===========       ===========       ===========       ===========



                                       9                             (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000



         (3)      INVENTORIES

         Inventories, net of allowances for excess and obsolete items, consist of the following:


                    DECEMBER 31,      JUNE 30,
                        2000            2000
                    ------------     ----------
Finished goods       $  461,492         363,549
Work-in-process         877,986      1,226,984,
Raw materials         4,802,089       5,844,127
                     ----------      ----------

                     $6,141,567       7,434,660
                     ==========      ==========

(4)      NOTES PAYABLE AND LONG-TERM OBLIGATIONS

         Notes payable and long-term obligations consist of the following:

                                                   DECEMBER 31,      JUNE 30,
                                                      2000             2000
                                                   -----------      -----------
Notes payable under Revolving Credit Facility      $ 8,800,000       11,500,000
Promissory notes                                        51,722           66,756
Capital leases                                         104,001           91,296
                                                   -----------      -----------
                                                     8,955,723       11,658,052
Less current installments                            8,878,127       11,566,386
                                                   -----------      -----------
         Long-term obligations                     $    77,596           91,666
                                                   ===========      ===========

         On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's receivables, inventories and equipment.

         Subsequent to March 24, 2000, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of December 31, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank, which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. On December 15, 2000 the Company entered into a second forbearance agreement, which delayed the bank's right to accelerate payment of the facility to March 31, 2001. Accordingly, the amounts outstanding as of December 31, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated based on a formula relating to inventories, accounts receivable aged less than 90 days, and equipment. The Company was also required to reduce the amount outstanding under the facility to $8,800,000 on December 15, 2000.

                                      10                             (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000

         The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001 (11% at December 31,
         2000).

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

(5)      INCOME TAXES

         For the three and six months ended December 31, 2000 and 1999, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

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


                                      11                             (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000



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


                                      12                             (Continued)

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                       Six months ended December 31, 2000


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

                              VARI-L COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2000 Compared To the Three Months Ended December 31, 1999

Net Sales

Net sales for the three months ended December 31, 2000 increased 57.6% to $10,893,607 compared with $6,913,517 for the three months ended December 31, 1999. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $9,047,909 for the three months ended December 31, 2000, a 72.9% increase from $5,232,595 for the three months ended December 31, 1999. The three months ended December 31, 2000 also included fees earned from a contract modification of approximately $295,000. Revenue from all other products was $1,550,698 for the three months ended December 31, 2000, a 7.7% decrease from $1,680,922 for the three months ended December 31, 1999.

Gross Profit

Gross profit for the three months ended December 31, 2000 increased 65.5% to $5,188,744, or 47.6% of net sales, compared with $3,136,047, or 45.4% of net sales, for the three months ended December 31, 1999. Included in cost of goods sold for the three months ended December 31, 2000 is a charge of $339,949 for obsolete and excess inventory, compared to $58,547 for the three months ended December 31, 1999. The higher gross profit margin in the 2000 period principally reflected the benefit from the contract modification, partially offset by a decrease in average net selling prices of the Company's products, a higher ratio of material costs to net sales, due in part to the Company's decision to pay higher costs in return for expedited delivery of raw materials, as well as the above noted provision.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $234,574 total amount of stock compensation recorded for the three months ended December 31, 2000, $217,542 relates to options granted in December, 1999. In December, 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:

                                                                  THREE MONTHS ENDED
                                                            ----------------------------
                                                            DECEMBER 31,    DECEMBER 31,
                                                                2000            1999
                                                             ----------      ----------
Selling:
   Non-cash stock compensation                               $   37,533           4,796
   Other selling expenses                                     1,258,010         876,783
                                                             ----------      ----------
              Total selling expenses                         $1,295,543         881,579
                                                             ==========      ==========
General and administrative:
    Non-cash stock compensation                              $   87,352          11,162
    Other general and administrative expenses                 2,017,138       1,133,308
                                                             ----------      ----------
              Total general and administrative expenses      $2,104,490       1,144,470
                                                             ==========      ==========
Research and development:
    Non-cash stock compensation                              $  109,689          14,016
    Other research and development expenses                     839,583       1,408,816
                                                             ----------      ----------
              Total research and development expenses        $  949,272       1,422,832
                                                             ==========      ==========

Selling Expenses

Selling expenses for the three months ended December 31, 2000 increased 47.0% to $1,295,543, or 11.9% of net sales, compared with $881,579, or 12.8% of net sales, for the three months ended December 31, 1999. Excluding non-cash stock compensation, selling expenses for the three months ended December 31, 2000 increased 43.5% to $1,258,010, or 11.5% of net sales, compared with $876,783, or 12.7% of net sales, for the three months ended December 31, 1999. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturer's representatives, as well as an increase in stock compensation expense.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2000 increased 83.9% to $2,104,490, or 19.3% of net sales, compared with $1,144,470, or 16.6% of net sales, for the three months ended December 31, 1999. Excluding non-cash stock compensation, general and administrative expenses for the three months ended December 31, 2000 increased 78.0% to $2,017,138, or 18.5% of net sales, compared with $1,133,308, or 16.4% of net sales, for the three months ended December 31, 1999. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, higher insurance premiums, as well as an increase in stock compensation expense.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2000 decreased 33.3% to $949,272, or 8.7% of net sales, compared with $1,422,832 or 20.6% of net sales, for the three months ended December 31, 1999. Excluding non-cash compensation, research and development expenses for the three months ended December 31, 2000 decreased 40.4% to $839,583, or 7.7% of net sales, compared with $1,408,816, or 20.4% of net sales, for the three months ended December 31, 1999. The decrease was primarily attributable to lower salaries and benefits from the temporary transfer of personnel to assist in production efforts and fewer employees engaged in research and development efforts, partially offset by an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the three months ended December 31, 2000, were $619,894. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation of the Company, certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

Other Income (Expense)

Interest income increased 18.9% to $104,461 for the three months ended December 31, 2000 compared with $87,861 for the three months ended December 31, 1999. The increase was attributable to higher interest earnings on average cash balances available in the quarter for investing. Interest expense and other, net, increased 54.1% to $333,885 for the three months ended December 31, 2000 compared with $216,668 for the three months ended December 31, 1999. The increase was primarily attributable to interest and fees associated with the forbearance agreement, along with higher interest rates on the Company's credit facility.

Net Loss and Loss Per Share

The net loss for the three months ended December 31, 2000 was $9,879, or less than $0.01 per share, compared with a net loss of $441,641, or $0.07 per share, for the three months ended December 31, 1999. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes is nonrecurring), net income for the three months ended December 31, 2000 would have been $844,589, or $0.12 per share, compared with a net loss of $411,667, or $0.07 per share, for the three months ended December 31, 1999.

Results of Operations for the Six Months Ended December 31, 2000 Compared To the Six Months Ended December 31, 1999

Net Sales

Net sales for the six months ended December 31, 2000 increased 66.6% to $22,388,736 compared with $13,439,072 for the six months ended December 31, 1999. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $18,394,238 for the six months ended December 31, 2000, an 83.2% increase from $10,042,874 for the six months ended December 31, 1999. The six months ended December 31, 2000 included a significant end-of-life production run generating net sales of $809,285 and fees earned from a contract modification of approximately $295,000. Revenue from all other products was $3,699,498 for the six months ended December 31, 2000, an 8.9% increase from $3,396,198 for the six months ended December 31, 1999.

Gross Profit

Gross profit for the six months ended December 31, 2000 increased 69.8% to $10,546,079, or 47.1% of net sales, compared with $6,209,465, or 46.2% of net sales, for the six months ended December 31, 1999. Included in cost of goods sold for the six months ended December 31, 2000 is a charge of $885,532 for obsolete and excess inventory, compared to $72,874 for the six months ended December 31, 1999. The higher gross profit margin in the 2000 period principally reflected the benefit from the end-of-life production run and contract modification, partially offset by a decrease in average net selling prices of the Company's products, a higher ratio of material costs to net sales, due in part to the Company's decision to pay higher costs in return for expedited delivery of raw materials, as well as the above noted provision.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $445,113 total amount of stock compensation recorded in the six months ended December 31, 2000, $408,559 relates to options granted in December, 1999. In December, 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:


                                                                     SIX MONTHS ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000           1999
                                                               ------------    ------------
Selling:
    Non-cash stock compensation                                  $   71,220           9,203
    Other selling expenses                                        2,291,704       1,678,237
                                                                 ----------      ----------
                  Total selling expenses                         $2,362,924       1,687,440
                                                                 ==========      ==========
General and administrative:
    Non-cash stock compensation                                  $  165,753          21,417
    Other general and administrative expenses                     3,516,684       1,974,410
                                                                 ----------      ----------
                  Total general and administrative expenses      $3,682,437       1,995,827
                                                                 ==========      ==========
Research and development:
    Non-cash stock compensation                                  $  208,140          26,894
    Other research and development expenses                       2,254,779       2,616,609
                                                                 ----------      ----------
                  Total research and development expenses        $2,462,919       2,643,503
                                                                 ==========      ==========

Selling Expenses

Selling expenses for the six months ended December 31, 2000 increased 40.0% to $2,362,924, or 10.6% of net sales, compared with $1,687,440, or 12.6% of net sales, for the six months ended December 31, 1999. Excluding non-cash stock compensation, selling expenses for the six months ended December 31, 2000 increased 36.6% to $2,291,704, or 10.2% of net sales, compared with $1,678,237, or 12.5% of net sales, for the six months ended December 31, 1999. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturer's representatives, as well as an increase in stock compensation expense.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2000 increased 84.5% to $3,682,437, or 16.4% of net sales, compared with $1,995,827, or 14.9% of net sales, for the six months ended December 31, 1999. Excluding non-cash stock compensation, general and administrative expenses for the six months ended December 31, 2000 increased 78.1% to $3,516,684, or 15.7% of net sales, compared with $1,974,410, or 14.7% of net sales, for the six months ended December 31, 1999. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, higher insurance premiums, as well as an increase in stock compensation expense.


Research and Development Expenses

Research and development expenses for the six months ended December 31, 2000 decreased 6.8% to $2,462,919, or 11.0% of net sales, compared with $2,643,503, or 19.7% of net sales for the six months ended December 31, 1999. Excluding non-cash compensation, research and development expenses for the six months ended December 31, 2000 decreased 13.8% to $2,254,779, or 10.1% of net sales, compared with $2,616,609, or 19.5% of net sales, for the six months ended December 31, 1999. The decrease was primarily attributable to lower salaries and benefits from the temporary transfer of personnel to assist in production efforts and fewer employees engaged in research and development efforts, partially offset by an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the six months ended December 31, 2000, were $1,867,960. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation of the Company, certain consultants and temporary labor hired to assist in the accounting restatements, and the cost of counsel for current and former employees of the Company.

Other Income (Expense)

Interest income increased 81.1% to $262,167 for the six months ended December 31, 2000 compared with $144,752 for the six months ended December 31, 1999. The increase was attributable to higher interest earnings on larger average cash balances available in the period for investing. Interest expense and other, net, increased 50.7% to $643,090 for the six months ended December 31, 2000 compared with $426,610 for the six months ended December 31, 1999. The increase was primarily attributable to interest and fees associated with the forbearance agreement, along with higher interest rates on the Company's credit facility.

Net Loss and Loss Per Share

The net loss for the six months ended December 31, 2000 was $211,084, or $0.03 per share, compared with a net loss of $399,163, or $0.07 per share, for the six months ended December 31, 1999. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes is nonrecurring), net income in the six months ended December 31, 2000 would have been $2,101,989, or $0.30 per share, compared with a net loss of $341,649, or $0.06 per share, for the six months ended December 31, 1999.

Liquidity and Capital Resources

         The Company's working capital at December 31, 2000 was $15,875,888, excluding notes payable under the Company's credit facility with its current bank of $8,800,000. Including the notes payable, working capital at December 31, 2000 was $7,075,888. Working capital at December 31, 2000 includes cash and cash equivalents of $7,466,320. Working capital at June 30, 2000, excluding notes payable under the Company's credit facility with its current bank of $11,500,000, was $18,241,269. Including the notes payable, working capital at June 30, 2000 was $6,741,269. Working capital at June 30, 2000 includes cash and cash equivalents of $11,030,293.

Cash provided by operating activities was $186,101 for the six months ended December 31, 2000. Cash provided by net loss, adjusted for non-cash charges, was $1,075,636. This cash provided was partially offset by cash used to reduce accounts payable, increased accounts receivable as a result of higher net sales and increases in prepaid expenses and other current assets. Partially offsetting this use of cash were reduced inventory levels and an increase in accrued compensation. Cash provided by operating activities was $611,197 for the six months ended December 31, 1999. Cash provided by net loss, adjusted for non-cash charges, was $351,295. Cash was also provided by increases in accrued compensation and accounts payable, which was partially offset by increased accounts receivable and inventories as a result of higher net sales volume.

Cash used in investing activities was $692,647 for the six months ended December 31, 2000 and was used principally for capital expenditures. The capital expenditures for the six months ended December 31, 2000 related to additional production and test equipment to increase manufacturing capacity. Cash used in investing activities for the six months ended December 31, 1999 was $684,119 and were for capital expenditures. The capital expenditures for the six months ended December 31, 1999 primarily related to additional production and test equipment to increase manufacturing capacity.

Cash flows used in financing activities were $3,057,427 for the six months ended December 31, 2000. Repayments on notes payable to the Company's primary lender along with repayments to other lenders accounted for the use of cash. Cash flows provided by financing activities for the six months ended December 31, 1999 were $10,604,130, including the proceeds from stock options and warrants exercised of $11,533,125. These proceeds were offset by net repayments of $10,959 to the Company's lenders.

Revolving Credit Facility

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest payable on the line of credit was 11% at December 31, 2000. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's receivables, inventories and equipment.

Subsequent to March 24, 2000, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of December 31, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank, which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. On December 15, 2000 the Company entered into a second forbearance agreement, which delayed the bank's right to accelerate payment of the facility to March 31, 2001. Accordingly, the amounts outstanding as of December 31, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated based on a formula relating to inventories, accounts receivable aged less than 90 days, and equipment. As of December 31, 2000 the Company's calculated borrowing base was $8,819,068. The Company was also required to reduce the amount outstanding under the facility to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in interest rates. The Company's exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates. As of December 31, 2000, the Company had notes payable outstanding under a bank credit facility of $8,800,000 with an interest rate of 11%. The Company's second forbearance agreement with its lender increased the interest rate to the prime rate plus 2% through March 31, 2001. The notes are due March 31, 2001, under the current forbearance agreement with the bank.

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

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). Subsequent to that date, it was determined that the Company was in default of certain covenants under the Loan Agreement from inception of the loan. As of December 31, 2000, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the lender that, among other matters, delayed the lender's right to accelerate payment of the loan to December 15, 2000. On December 15, 2000, the Company entered into a second forbearance agreement that delayed the lender's right to accelerate payment of the loan to March 31, 2001. Accordingly, the amounts outstanding as of December 31, 2000 have been classified as current. The second forbearance agreement requires the Company to maintain a borrowing base of at least $8,800,000, calculated using a formula based on inventories, accounts receivable aged less than 90 days, and equipment. The Company was required to reduce the amount outstanding under the loan to $8,800,000 on December 15, 2000. The second forbearance agreement also increased the interest rate to the prime rate plus 2% through March 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.1 Amended and Restated Tandem Stock Option and Appreciation Rights Plan, effective as of December 1, 2000.

         Exhibit 10.2 Executive Employment Agreement with Derek Bailey dated October 1, 2000.

(b)      Reports on Form 8-K

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


                                             VARI-L COMPANY, INC.




Date: February 14, 2001                      By: /s/ Richard P. Dutkiewicz
      -----------------------------             -----------------------------
                                                Richard P. Dutkiewicz,
                                                Vice President of Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION
------             -----------
Exhibit 10.1       Amended and Restated Tandem Stock Option and Appreciation
                   Rights Plan, effective as of December 1, 2000.

Exhibit 10.2 Executive Employment Agreement with Derek Bailey dated October 1, 2000.
