Form 10-Q
period 2001-03-31
VARI L CO INC
filed 2001-05-10
CIK 917173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                    Commission File No. 0-23866
March 31, 2001

                              VARI-L COMPANY, INC.
            (Exact name of Registrant as specified in its charter.)

         Colorado                                        06-0679347
________________________                    ____________________________________

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

                          Yes__________ No_____X______

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001:

     Class of Securities                           Outstanding Securities
     -------------------                           ----------------------
       $0.01 par value                                7,106,811  shares
        Common shares

================================================================================

                              VARI-L COMPANY, INC.

                                 March 31, 2001

                                     Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets, March 31, 2001 and June 30, 2000 (unaudited)          2

         Statements of Operations, three months ended March 31, 2001 and 2000 and nine months ended March 31, 2001 and 2000
          (unaudited)                                                        3-4

         Statements of Stockholders' Equity, nine months ended March 31,
          2001 (unaudited)                                                     5

         Statements of Cash Flows, nine months ended March 31, 2001
          and 2000 (unaudited)                                                 6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

The unaudited interim financial statements for the three and nine months ended
March 31, 2000, included herein have not been reviewed by the Company's independent accountants. The Company has been informed by its independent accountants that they are not able to complete the review procedures required under Statement of Auditing Standards No. 71 for periods prior to June 30, 2000 based on their determination that the internal controls over inventory accounting and management systems prior to June 30, 2000 were not sufficiently reliable to enable them to perform review procedures relating to the Company's inventory.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities                                                19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

                                       1

                          PART I FINANCIAL INFORMATION

                              VARI-L COMPANY, INC.

                                 Balance Sheets
                                  (unaudited)


                                                                                     March 31,             June 30,
                          ASSETS                                                       2001                  2000
                                                                                   ------------          ------------
Current assets:
  Cash and cash equivalents                                                        $  4,704,814          $ 11,030,293
  Trade accounts receivable, less allowance for doubtful
     accounts of $258,030 and $174,634, respectively                                  6,459,381             5,881,280
  Inventories (note 2)                                                                5,566,801             7,434,660
  Prepaid expenses and other current assets                                             581,283               189,485
                                                                                   ------------          ------------
        Total current assets                                                         17,312,279            24,535,718
                                                                                   ------------          ------------
Property and equipment:
   Machinery and equipment                                                           11,565,574             9,845,402
   Furniture and fixtures                                                               793,761               720,971
   Leasehold improvements                                                             1,576,730             1,538,575
                                                                                   ------------          ------------
                                                                                     13,936,065            12,104,948
   Less accumulated depreciation and amortization                                     5,969,899             4,767,159
                                                                                   ------------          ------------
        Net property and equipment                                                    7,966,166             7,337,789

Intangible and other assets                                                             733,848               697,185
                                                                                   ------------          ------------
        Total assets                                                               $ 26,012,293          $ 32,570,692
                                                                                   ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                                   $    301,312          $    320,798
  Trade accounts payable                                                              2,104,958             4,182,270
  Accrued compensation                                                                1,483,803             1,499,890
  Other accrued expenses                                                                232,336               225,105
  Notes payable and current installments of long-term obligations (note 3)            6,791,178            11,566,386
                                                                                   ------------          ------------
        Total current liabilities                                                    10,913,587            17,794,449

Long-term obligations (note 3)                                                           53,507                91,666
                                                                                   ------------          ------------
        Total liabilities                                                            10,967,094            17,886,115
                                                                                   ------------          ------------
Stockholders' equity
  Common stock, $.01 par value, 50,000,000 shares authorized;
    7,106,811 and  7,070,423 shares issued and outstanding, respectively                 71,068                70,704
  Additional paid-in capital                                                         36,827,924            40,524,974
  Unamortized stock compensation cost                                                   (92,936)           (4,318,371)
  Accumulated deficit                                                               (21,760,857)          (21,592,730)
                                                                                   ------------          ------------
        Total stockholders' equity                                                   15,045,199            14,684,577
                                                                                   ------------          ------------
Commitments and contingencies (note 6)

        Total liabilities and stockholders' equity                                 $ 26,012,293          $ 32,570,692
                                                                                   ============          ============

                See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2001 and 2000
                                  (unaudited)


                                                                 2001                2000
                                                              ----------          ----------


Net sales                                                     $9,999,988          $7,746,763

Cost of goods sold                                             4,438,864           4,399,225
                                                              ----------          ----------
    Gross profit                                               5,561,124           3,347,538
                                                              ----------          ----------
Operating expenses:
  Selling                                                      1,101,996             888,719
  General and administrative                                   2,823,555           1,075,797
  Research and development                                       954,930           1,462,607
  Expenses relating to accounting restatements
    and the related shareholder litigation (note 5)              465,489              16,483
                                                              ----------          ----------
    Total operating expenses                                   5,345,970           3,443,606
                                                              ----------          ----------
    Operating profit (loss)                                      215,154             (96,068)

Other income (expense):
  Interest income                                                 92,322             151,697
  Interest expense                                              (258,293)           (252,790)
  Other, net                                                      (6,226)              6,370
                                                              ----------          ----------
    Total other income (expense)                                (172,197)            (94,723)
                                                              ----------          ----------
    Net income (loss)                                         $   42,957          $ (190,791)
                                                              ==========          ==========
Basic earnings (loss) per share                               $     0.01          $    (0.03)
                                                              ==========          ==========

Basic weighted average shares outstanding                      7,087,048           7,014,347
                                                              ==========          ==========
Diluted earnings (loss) per share                             $     0.01          $    (0.03)
                                                              ==========          ==========
Diluted weighted average shares outstanding                    7,119,614           7,014,347
                                                              ==========          ==========




                See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                   Nine months ended March 31, 2001 and 2000
                                  (unaudited)

                                                                 2001                 2000
                                                             -----------           -----------
Net sales                                                    $32,388,724           $21,185,835

Cost of goods sold                                            16,281,520            11,628,832
                                                             -----------           -----------

           Gross profit                                       16,107,204             9,557,003
                                                             -----------           -----------

Operating expenses:
    Selling                                                    3,464,920             2,576,159
    General and administrative                                 6,505,992             3,071,624
    Research and development                                   3,417,849             4,106,110
    Expenses relating to accounting restatements
      and the related shareholder litigation (note 5)          2,333,449                16,483
                                                             -----------           -----------

           Total operating expenses                           15,722,210             9,770,376
                                                             -----------           -----------

           Operating profit (loss)                               384,994              (213,373)

Other income (expense):
    Interest income                                              354,489               296,449
    Interest expense                                            (903,443)             (671,619)
    Other, net                                                    (4,167)               (1,411)
                                                             -----------           -----------

           Total other income (expense)                         (553,121)             (376,581)
                                                             -----------           -----------

           Net loss                                          $  (168,127)          $  (589,954)
                                                             ===========           ===========

Loss per share                                               $     (0.02)          $     (0.09)
                                                             ===========           ===========

Weighted average shares outstanding                            7,076,176             6,240,600
                                                             ===========           ===========


                See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine months ended March 31, 2001
                                  (unaudited)



                                                                                        Unamortized
                                                    Common stock         Additional        stock                           Total
                                                ----------------------    paid-in       compensation   Accumulated     stockholder's
                                                  Shares      Amount      capital           cost         deficit          equity
                                                ---------    -------     ----------     ------------   -----------     -------------
Balance, June 30, 2000                          7,070,423    $70,704     40,524,974      (4,318,371)   (21,592,730)      14,684,577
Common stock issued under stock award plan          1,000         10          9,900              --             --            9,910
Common stock issued under employee stock
  purchase plan                                    35,388        354         44,766              --             --           45,120
Stock options forfeited                                --         --       (218,609)        218,609             --               --
Reversal of unamortized stock compensation
  upon repricing of options                            --         --     (3,533,107)      3,533,107             --               --
Amortization of stock compensation cost                --         --             --         473,719             --          473,719
Net loss                                               --         --             --              --       (168,127)        (168,127)
                                                ---------    -------     ----------       ---------    -----------       ----------
Balance, March 31, 2001                         7,106,811    $71,068     36,827,924         (92,936)   (21,760,857)      15,045,199
                                                =========    =======     ==========       =========    ===========       ==========

                See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                   Nine months ended March 31, 2001 and 2000
                                  (unaudited)

                                                                                                  2001              2000
                                                                                               -----------      ------------
Net loss                                                                                       $  (168,127)     $   (589,954)
Adjustments to reconcile net loss to cash provided
  by (used in) operating activities:
     Depreciation of property and equipment                                                      1,247,896         1,022,523
     Loss on sale of asset                                                                           5,739                --
     Amortization of intangible assets                                                              20,995            15,156
     Common stock issued under profit sharing and stock award plans                                  9,910            27,153
     Amortization of stock compensation                                                            473,719           364,913
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                            (578,101)       (1,628,163)
        Inventories, net                                                                         1,867,859        (1,688,254)
        Prepaid expenses and other current assets                                                 (391,798)           (1,499)
        Trade accounts payable                                                                  (2,077,312)        1,066,573
        Accrued compensation                                                                       (16,087)           91,738
        Other accrued expenses                                                                       7,231           (19,990)
                                                                                               -----------      ------------
           Total adjustments                                                                       570,051          (749,850)
                                                                                               -----------      ------------
           Cash provided by (used in) operating activities                                         401,924        (1,339,804)
Cash flows from investing activities:
  Purchases of property and equipment                                                           (1,904,234)         (930,132)
  Proceeds from sale of equipment                                                                   22,222                --
  Increase in other assets                                                                         (57,658)         (119,374)
                                                                                               -----------      ------------
           Cash used in investing activities                                                    (1,939,670)       (1,049,506)
                                                                                               -----------      ------------
Cash flows from financing activities:
  Decrease in bank overdraft                                                                       (19,486)         (778,488)
  Proceeds from notes payable                                                                           --        10,377,469
  Payments of notes payable                                                                     (4,779,069)      (12,008,115)
  Proceeds from long-term obligations                                                                   --            40,894
  Payments of long-term obligations                                                                (34,298)          (34,734)
  Proceeds from warrants exercised                                                                      --         6,317,521
  Proceeds from stock options exercised                                                                 --         6,140,561
  Proceeds from common stock issued under stock purchase plan                                       45,120            50,205
  Common stock repurchased                                                                              --           (66,626)
                                                                                               -----------      ------------
           Cash provided by (used in) financing activities                                      (4,787,733)       10,038,687
                                                                                               -----------        ----------
           Increase (decrease) in cash and cash equivalents                                     (6,325,479)        7,649,377

Cash and cash equivalents at beginning of period                                                11,030,293         4,116,918
                                                                                               -----------      ------------
Cash and cash equivalents at end of period                                                     $ 4,704,814      $ 11,766,295
                                                                                               ===========      ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                       $ 1,057,877      $    701,379
                                                                                               ===========      ============
  Cash paid for income taxes                                                                   $        --      $         --
                                                                                               ===========      ============


                See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


(1)  BASIS OF PRESENTATION

     The accompanying financial statements of the Company have been prepared without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the period ended June 30, 2000. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of operating results that can be expected for the full year.

     The Company's Board of Directors approved a change in the Company's year end to June 30 effective in 2000.

(2)  INVENTORIES

     Inventories, net of allowances for excess and obsolete items, consist of the following:

                                                   March 31,          June 30,
                                                     2001               2000
                                                  ----------         ----------
Finished goods                                    $  349,007         $  363,549
Work-in-process                                    1,106,397          1,226,984
Raw materials                                      4,111,397          5,844,127
                                                  ----------         ----------
                                                  $5,566,801         $7,434,660
                                                  ==========         ==========


(3)  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     Notes payable and long-term obligations consist of the following:

                                                   March 31,         June 30,
                                                     2001              2000
                                                  ----------        -----------
Notes payable under Revolving Credit Facility     $6,720,931        $11,500,000
Promissory notes                                      27,816             66,756
Capital leases                                        95,938             91,296
                                                  ----------        -----------
                                                   6,844,685         11,658,052
Less current installments                          6,791,178         11,566,386
                                                  ----------        -----------
  Long-term obligations                           $   53,507        $    91,666
                                                  ==========        ===========

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

                              VARI-L COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


Subsequent to March 24, 2000, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of March 31, 2001, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank, which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. The forbearance agreement increased the interest rate to the prime rate plus 1.5% through December 15, 2000. Additionally, the forbearance agreement limited the maximum loan outstanding to an amount determined by a borrowing base formula which is calculated on the 15th and last day of each month (measurement dates). The formula relates to inventories, accounts receivable aged less than 90 days, and equipment. If the value determined by the formula is less than the loan outstanding on two consecutive measurement dates, the Company is required to reduce the loan balance to the amount determined by the borrowing base formula. On December 15, 2000 the Company entered into a second forbearance agreement, which delayed the bank's right to accelerate payment of the facility to March 31, 2001. The second forbearance agreement also increased the interest rate to the prime rate plus 2.0% through March 31, 2001. On March 15, 2001, the Company was required to reduce the loan outstanding by $579,069, to $8,220,931, the amount determined by the borrowing base formula on that measurement date. On March 31, 2001, the Company entered into a third forbearance agreement, which delayed the bank's right to accelerate payment of the facility to June 30, 2001. Accordingly, the amounts outstanding as of March 31, 2001 have been classified as current. The third forbearance agreement required an additional $1,500,000 reduction in the loan outstanding, to bring the outstanding balance to $6,720,931. The third forbearance agreement requires the Company to maintain a borrowing base of at least $6,720,931. The third forbearance agreement also maintained the interest rate at the prime rate plus 2% through June 30, 2001 (10.0% at March 31, 2001).

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

(4)  INCOME TAXES

     For the three months ended March 31, 2001, the Company's provision for income taxes was offset by a reduction in the valuation allowance for net deferred tax assets. For the three months ended March 31, 2000 and nine months ended March 31, 2001 and 2000, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

(5)  EXPENSES OF ACCOUNTING RESTATEMENTS AND RELATED MATTERS

     As discussed in note 6, early in 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the "Commission") that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company's statements of operations as "expenses relating to accounting restatements and the

                              VARI-L COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


related shareholder litigation." Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits and the Commission's investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

(6)  LITIGATION, COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In late 1999, the Securities and Exchange Commission commenced an investigation into the Company's accounting and reporting practices in recent years. Subsequently, the Company announced that its previously issued financial statements should not be relied upon and that it would be amending its 1997 and subsequent financial statements. It also announced that the Audit Committee of the Board of Directors was conducting an investigation into the Company's accounting policies and practices which may result in further adjustments to the Company's financial statements. The preliminary results of the Company's investigation were reported to the audit committee in September 2000, and on September 12, 2000, the Company announced that it would restate its previously issued financial statements. The accompanying financial statements for the three and nine months ended March 31, 2000 have been previously restated.

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


     A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company in the U.S. District Court for the District of Colorado beginning in June 2000. On August 3, 2000, all of these class actions were consolidated into a single action. Lead counsel for the representatives of the putative plaintiff class have been appointed but, pursuant to the court's order the Company's obligation to respond to the complaints has been deferred until such time as the lead plaintiff files an amended complaint. As of May 10, 2001, an amended complaint has not yet been filed and a class has not been certified.

                              VARI-L COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

     The consolidated class action complaints were filed on behalf of persons who purchased shares of the Company's stock between 1997 and sometime in 2000 (the "Class Period"). All of the complaints name the Company; David G. Sherman, the Company's former President and Chief Executive Officer; Joseph H. Kiser, the Company's Chief Scientific Officer and Jon L. Clark, the Company's former Chief Financial Officer, as defendants. Some of the complaints also name Derek L. Bailey, the Company's former Executive Vice President of Sales and Marketing, as an additional defendant. The various complaints allege that the Company's financial statements for the years 1997, 1998 and 1999 did not conform to generally accepted accounting principles and were materially false and misleading. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and seek to impose "control person" liability on the individual defendants pursuant to Section 20(a) of the Exchange Act. The complaints generally seek compensatory damages in an unspecified amount, attorneys' fees and costs of suit, equitable and injunctive relief as permitted by law, including the imposition of a constructive trust on the assets of the individual defendants, and any other relief the court deems just and proper.

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

     On August 4, 2000, a shareholder derivative action was filed purportedly on behalf of the Company in Colorado state court in Denver. The Company was named in that action as a nominal defendant. A shareholder derivative action is a state law action in which shareholders assert claims against third parties on behalf of the corporation. The derivative complaint alleges some of the same facts as were asserted in the class actions in federal court and claims that those facts demonstrate that the officers named in the class actions, as well as the Company's directors, breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.

                              VARI-L COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

     On April 3, 2001, the Colorado District Court dismissed the derivative action, without prejudice, based on the plaintiff's admitted failure to make demand upon the other shareholders to bring the claims before filing suit. Since the dismissal, the derivative plaintiff has requested access to the Company's shareholder list, presumably to make the previously omitted demand on shareholders in preparation for refiling the action.

     As of May 10, 2001, the Company is unable to reasonably estimate the possible loss associated with these matters.

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

                              VARI-L COMPANY, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Net Sales

     Net sales for the three months ended March 31, 2001 increased 29.1% to $9,999,988 compared with $7,746,763 for the three months ended March 31, 2000. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $8,282,330 for the three months ended March 31, 2001, a 30.7% increase from $6,336,396 for the three months ended March 31, 2000. Revenue from all other products was $1,717,658 for the three months ended March 31, 2001, a 21.8% increase from $1,410,367 for the three months ended March 31, 2000.

Gross Profit

     Gross profit for the three months ended March 31, 2001 increased 66.1% to $5,561,124, or 55.6% of net sales, compared with $3,347,538, or 43.2% of net sales, for the three months ended March 31, 2000. Included in cost of goods sold for the three months ended March 31, 2001 is a charge of $216,040 for an adjustment to inventory carrying costs. The impact of this charge on cost of goods sold is offset by a reduction of $145,952 resulting from a decrease in certain inventory reserves. Included in cost of goods sold for the three months ended March 31, 2000 is a charge of $143,465 for excess and obsolete inventory. The higher gross profit margin in the 2001 period is primarily attributable to reduced labor costs resulting from reduced overtime, reduced material costs due to an improvement in prices paid for raw materials and a substantial reduction in charges for expedited shipments of raw materials, along with improved production yields.

Operating Expenses

     Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $307,399 total amount of stock compensation recorded for the three months ended March 31, 2000, $285,542 relates to options granted in December, 1999. In December, 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:

                                                         Three months ended
                                                      --------------------------
                                                       March 31,       March 31,
                                                         2001            2000
                                                      ----------      ----------
Selling:
  Non-cash stock compensation                         $    4,577      $   49,186
  Other selling expenses                               1,097,419         839,533
                                                      ----------      ----------
     Total selling expenses                           $1,101,996         881,719
                                                      ==========      ==========
General and administrative:
  Non-cash stock compensation                         $   10,584      $  114,471
  Other general and administrative expenses            2,812,971         961,326
                                                      ----------      ----------
     Total general and administrative expenses        $2,823,555      $1,075,797
                                                      ==========      ==========
Research and development:
  Non-cash stock compensation                         $   13,445      $  143,742
  Other research and development expenses                941,485       1,318,865
                                                      ----------      ----------
     Total research and development expenses          $  954,930      $1,462,607
                                                      ==========      ==========


Selling Expenses

     Selling expenses for the three months ended March 31, 2001 increased 25.0% to $1,101,996, or 11.0% of net sales, compared with $881,719, or 11.4% of net sales, for the three months ended March 31, 2000. Excluding non-cash stock compensation, selling expenses for the three months ended March 31, 2001 increased 30.7% to $1,097,419, or 11.0% of net sales, compared with $839,533, or 10.8% of net sales, for the three months ended March 31, 2000. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturer's representatives.

General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 2001 increased 162.5% to $2,823,555, or 28.2% of net sales, compared with $1,075,797, or 13.9% of net sales, for the three months ended March 31, 2000. Excluding non-cash stock compensation, general and administrative expenses for the three months ended March 31, 2001 increased 192.6% to $2,812,971, or 28.1% of net sales, compared with $961,326, or 12.4% of net sales, for the three months ended March 31, 2000. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, and higher insurance premiums.

Research and Development Expenses

     Research and development expenses for the three months ended March 31, 2001 decreased 34.7% to $954,930, or 9.5% of net sales, compared with $1,462,607 or 18.9% of net sales, for the three months ended March 31, 2000. Excluding non-cash compensation, research and development expenses for the three months ended March 31, 2001 decreased 28.6% to $941,485, or 9.4% of net sales, compared with $1,318,865, or 17.0% of net sales, for the three months ended March 31, 2000. The decrease was primarily attributable to lower salaries and benefits from the temporary transfer of personnel to assist in production efforts and fewer employees engaged in research and development efforts.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

     Expenses relating to the accounting restatements and the related shareholder litigation for the three months ended March 31, 2001 and 2000, were $465,489 and $16,483, respectively. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation of the Company, certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

Other Income (Expense)

     Interest income decreased 39.1% to $92,322 for the three months ended
March 31, 2001 compared with $151,697 for the three months ended March 31, 2000. The decrease was attributable to lower average cash balances available in the quarter for investing. Interest expense and other, net, increased 7.3% to $264,519 for the three months ended March 31, 2001 compared with $246,420 for the three months ended March 31, 2000. The increase was primarily attributable to interest and fees associated with the forbearance agreement, along with higher interest rates on the Company's credit facility.

Net Income (Loss) and Income (Loss) Per Share

     The net income for the three months ended March 31, 2001 was $42,957, or $0.01 per share, compared with a net loss of $190,791, or $0.03 per share, for the three months ended March 31, 2000. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes is nonrecurring), net income for the three months ended March 31, 2001 would have been $537,052 or $0.08 per share (basic and diluted), compared with a net income of $133,091, or $0.02 per share, for the three months ended March 31, 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001
COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000

Net Sales

     Net sales for the nine months ended March 31, 2001 increased 52.9% to $32,388,724 compared with $21,185,835 for the nine months ended March 31, 2000. This improvement primarily reflects increased demand for commercial signal source products. Revenue from commercial signal source products was $26,971,568 for the nine months ended March 31, 2001, a 64.7% increase from $16,379,270 for the nine months ended March 31, 2000. The nine months ended March 31, 2001 included a significant end-of-life production run generating net sales of $809,285 and fees earned from a contract modification of approximately $295,000. Revenue from all other products was $5,417,156 for the nine months ended
March 31, 2001, a 12.7% increase from $4,806,565 for the nine months ended
March 31, 2000.

Gross Profit

     Gross profit for the nine months ended March 31, 2001 increased 68.5% to $16,107,204, or 49.7% of net sales, compared with $9,557,003, or 45.1% of net sales, for the nine months ended March 31, 2000. Included in cost of goods sold for the nine months ended March 31, 2001 is a charge of $739,580 for obsolete and excess inventory and a charge of $216,040 for an adjustment to inventory carrying costs. Included in the cost of goods sold for the nine months ended March 31, 2000 is a charge of $216,339 for obsolete and excess inventory. The higher gross profit margin in the 2001 period principally reflected the benefit from the end-of-life production run and contract modification, partially offset by a decrease in average net selling prices of the Company's products, a higher ratio of material costs to net sales, due in part to the Company's decision to pay higher costs in return for expedited delivery of raw materials in the first two quarters of fiscal 2001, as well as an increase in the provision for obsolete and excess inventory.


Operating Expenses

     Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $473,719 total amount of stock compensation recorded in the nine months ended March 31, 2001, $408,559 relates to options granted in December, 1999. In December, 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000. The following table summarizes stock compensation expense included in each category of operating expenses:


                                                                           Nine months ended
                                                                           -----------------
                                                              March 31, 2001                March 31, 2000
                                                              --------------                --------------
Selling:
  Non-cash stock compensation                                   $   75,797                    $   58,389
  Other selling expenses                                         3,389,123                     2,517,770
                                                                ----------                    ----------

     Total selling expenses                                     $3,464,920                    $2,576,159
                                                                ==========                    ==========
General and administrative:
  Non-cash stock compensation                                   $  176,337                    $  135,888
  Other general and administrative expenses                      6,329,655                     2,935,736
                                                                ----------                    ----------
     Total general and administrative expenses                  $6,505,992                    $3,071,624
                                                                ==========                    ==========
Research and development:
  Non-cash stock compensation                                   $  221,585                    $  170,636
  Other research and development expenses                        3,196,264                     3,935,474
                                                                ----------                    ----------
     Total research and development expenses                    $3,417,849                    $4,106,110
                                                                ==========                    ==========



Selling Expenses

     Selling expenses for the nine months ended March 31, 2001 increased 34.5% to $3,464,920, or 10.7% of net sales, compared with $2,576,159, or 12.2% of net sales, for the nine months ended March 31, 2000. Excluding non-cash stock compensation, selling expenses for the nine months ended March 31, 2001 increased 34.6% to $3,389,123, or 10.5% of net sales, compared with $2,517,770, or 11.9% of net sales, for the nine months ended March 31, 2000. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturer's representatives, as well as an increase in stock compensation expense.

General and Administrative Expenses

     General and administrative expenses for the nine months ended March 31, 2001 increased 111.8% to $6,505,992, or 20.1% of net sales, compared with $3,071,624, or 14.5% of net sales, for the nine months ended March 31, 2000. Excluding non-cash stock compensation, general and administrative expenses for the nine months ended March 31, 2001 increased 115.6% to $6,329,655, or 19.5% of net sales, compared with $2,935,736, or 13.9% of net sales, for the nine months ended March 31, 2000. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, higher insurance premiums, as well as an increase in stock compensation expense.

Research and Development Expenses

     Research and development expenses for the nine months ended March 31, 2001 decreased 16.8% to $3,417,849, or 10.6% of net sales, compared with $4,106,110, or 19.4% of net sales for the nine months ended March 31, 2000. Excluding non-cash compensation, research and development expenses for the nine months ended March 31, 2001 decreased 18.8% to $3,196,264, or 9.9% of net sales, compared with $3,935,474, or 18.6% of net sales, for the nine months ended March 31, 2000. The decrease was primarily attributable to lower salaries and benefits from the temporary transfer of personnel to assist in production efforts and fewer employees engaged in research and development efforts, partially offset by an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related
Shareholder Litigation

     Expenses relating to the accounting restatements and the related shareholder litigation for the nine months ended March 31, 2001 and 2000, were $2,333,449 and $16,483, respectively. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation of the Company, certain consultants and temporary labor hired to assist in the accounting restatements, and the cost of counsel for current and former employees of the Company.

Other Income (Expense)

     Interest income increased 19.6% to $354,489 for the nine months ended
March 31, 2001 compared with $296,449 for the nine months ended March 31, 2000. The increase was attributable to higher interest earnings on larger average cash balances available in the period for investing. Interest expense and other, net, increased 34.9% to $907,610 for the nine months ended March 31, 2001 compared with $673,030 for the nine months ended March 31, 2000. The increase was primarily attributable to interest and fees associated with the forbearance agreement, along with higher interest rates on the Company's credit facility.

Net Loss and Loss Per Share

     The net loss for the nine months ended March 31, 2001 was $168,127, or $0.02 per share, compared with a net loss of $589,954, or $0.09 per share, for the nine months ended March 31, 2000. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes is nonrecurring), net income in the nine months ended March 31, 2001 would have been $2,639,041, or $0.37 per share, compared with a net loss of $208,558, or $0.03 per share, for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 2001 was $13,119,623, excluding notes payable under the Company's credit facility with its current bank of $6,720,931. Including the notes payable, working capital at March 31, 2001 was $6,398,692. Working capital at March 31, 2001 includes cash and cash equivalents of $4,704,814. Working capital at June 30, 2000, excluding notes payable under the Company's credit facility with its current bank of $11,500,000, was $18,241,269. Including the notes payable, working capital at June 30, 2000 was $6,741,269. Working capital at June 30, 2000 includes cash and cash equivalents of $11,030,293.

     Cash provided by operating activities was $401,924 for the nine months ended March 31, 2001. Cash provided by operating activities before changes in working capital items was $1,590,132. This cash provided was partially offset by cash used to reduce accounts payable, increased accounts receivable as a result of higher net sales and increases in prepaid expenses and other current assets. Partially offsetting this use of cash were reduced inventory levels. Cash used in operating activities was $1,339,804 for the nine months ended March 31, 2000. Cash provided by operating activities before changes in working capital items was $839,791. Cash was also provided by increases in accrued compensation and accounts payable, which was offset by increased accounts receivable and inventories as a result of higher net sales volume.

     Cash used in investing activities was $1,939,670 for the nine months ended March 31, 2001 and was used principally for capital expenditures. The capital expenditures for the nine months ended March 31, 2001 related to additional production and test equipment to increase manufacturing capacity. Cash used in investing activities for the nine months ended March 31, 2000 was $1,049,506 and were for capital expenditures. The capital expenditures for the nine months ended March 31, 2000 also primarily related to additional production and test equipment to increase manufacturing capacity.

     Cash used in financing activities were $4,787,733 for the nine months ended March 31, 2001. Repayments of $4,779,069 on notes payable to the Company's primary lender along with repayments to other lenders of $34,298 were the principal uses of cash. Cash flows provided by financing activities for the nine months ended March 31, 2000 were $10,038,687, including the proceeds from stock options and warrants exercised of $12,458,082. These proceeds were offset by net repayments of $1,624,486 to the Company's lenders.

Revolving Credit Facility

     On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). The Loan Agreement provided for interest based on the prime rate or LIBOR plus a margin, and was originally due September 30, 2002. Interest payable on the line of credit was 10% at March 31, 2001. The Company pays an annual commitment fee of .15% of the average unused portion of the line, payable quarterly. The loan is secured by substantially all of the Company's receivables, inventories and equipment.

     Subsequent to March 24, 2000, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of March 31, 2001, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank, which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. The forbearance agreement increased the interest rate to the prime rate plus 1.5% through December 15, 2000. Additionally, the forbearance agreement limited the maximum loan outstanding to an amount determined by a borrowing base formula which is calculated on the 15th and last day of each month (measurement dates). The formula relates to inventories, accounts receivable aged less than 90 days, and equipment. If the value determined by the formula is less than the loan outstanding on two consecutive measurement dates, the Company is required to reduce the loan balance to the amount determined by the borrowing base formula. On December 15, 2000 the Company entered into a second forbearance agreement, which delayed the bank's right to accelerate payment of the facility to March 31, 2001. The second forbearance agreement also increased the interest rate to the prime rate plus 2.0% through March 31, 2001. On March 15, 2001, the Company was required to reduce the loan outstanding by $579,069, to $8,220,931, the amount determined by the borrowing base formula on that measurement date. On March 31, 2001, the Company entered into a third forbearance agreement, which delayed the bank's right to accelerate payment of the facility to June 30, 2001. Accordingly, the amounts outstanding as of March 31, 2001 have been classified as current. The third forbearance agreement required an additional $1,500,000 reduction in the loan outstanding, to bring the outstanding balance to $6,720,931. The third forbearance agreement requires the Company to maintain a borrowing base of at least $6,720,931. The third forbearance agreement also maintained the interest rate at the prime rate plus 2% through June 30, 2001.

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

Forward-Looking Statements

     Some of the statements contained in this report are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks, including but not limited to general economic conditions in the United States and the overseas markets served by the Company, the overall market for wireless communications products, the success of the specific products into which the Company's products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of the Company's internal projections as to the demand for certain types of technological innovation, competitive products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, the outcome of pending and threatened litigation and regulatory actions, the Company's ability to refinance its loan agreement or obtain additional forbearance agreements, as well as other factors.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including the effects of adverse changes in interest rates. The Company's exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates. As of March 31, 2001, the Company had notes payable outstanding under a bank credit facility of $6,720,931 with an interest rate of 10%. The third forbearance agreement expires on June 30, 2001, when the notes are payable in full.

                              VARI-L COMPANY, INC.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The following note should be read in conjunction with Note 6 to the financial statements.

     On August 4, 2000, a shareholder derivative action was filed purportedly on behalf of the Company in Colorado state court in Denver. The Company was named in that action as a nominal defendant. A shareholder derivative action is a state law action in which shareholders assert claims against third parties on behalf of the corporation. The derivative complaint alleges some of the same facts as were asserted in the class actions in federal court and claims that those facts demonstrate that the officers named in the class actions, as well as the Company's directors, breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.

     On April 3, 2001, the Colorado District Court dismissed the derivative action, without prejudice, based on the plaintiff's admitted failure to make demand upon the other shareholders to bring the claims before filing suit. Since the dismissal, the derivative plaintiff has requested access to the Company's shareholder list, presumably to make the previously omitted demand on shareholders in preparation for refiling the action.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On March 24, 2000, the Company entered into a $20,000,000 Revolving Credit Facility (the "Loan Agreement"). Subsequent to that date, it was determined that the Company was in default of certain covenants under the Loan Agreement from loan inception. As of March 31, 2001, the Company continued to be in default of certain covenants under the Loan Agreement. Upon default by the Company, the lender may call the loan at any time. On September 28, 2000, the Company entered into a forbearance agreement with the bank, which, among other matters delayed the bank's right to accelerate payment of the facility to December 15, 2000. The forbearance agreement increased the interest rate to the prime rate plus 1.5% through December 15, 2000. Additionally, the forbearance agreement limited the maximum loan outstanding to an amount determined by a borrowing base formula which is calculated on the 15th and last day of each month (measurement dates). The formula relates to inventories, accounts receivable aged less than 90 days, and equipment. If the value determined by the formula is less than the loan outstanding on two consecutive measurement dates, the Company is required to reduce the loan balance to the amount determined by the borrowing base formula. On December 15, 2000 the Company entered into a second forbearance agreement, which delayed the bank's right to accelerate payment of the facility to March 31, 2001. The second forbearance agreement also increased the interest rate to the prime rate plus 2.0% through March 31, 2001. On March 15, 2001, the Company was required to reduce the loan outstanding by $579,069, to $8,220,931, the amount determined by the borrowing base formula on that measurement date. On March 31, 2001, the Company entered into a third forbearance agreement, which delayed the bank's right to accelerate payment of the facility to June 30, 2001. Accordingly, the amounts outstanding as of March 31, 2001 have been classified as current. The third forbearance agreement required an additional $1,500,000 reduction in the loan outstanding, to bring the outstanding balance to $6,720,931. The third forbearance agreement requires the Company to maintain a borrowing base of at least $6,720,931. The third forbearance agreement also maintained the interest rate at the prime rate plus 2% through June 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 Executive Employment Agreement with Richard P. Dutkiewicz dated January 22, 2001.

(b)  Reports on Form 8-K
     A report on Form 8-K dated January 10, 2001 under Item 5, 7 and 9 was filed with the Commission on January 19, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VARI-L COMPANY, INC.


Date:  May 10, 2001                          By: /s/ Richard P. Dutkiewicz
       -------------------------------           -------------------------------
                                                 Richard P. Dutkiewicz,
                                                 Vice President of Finance and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number            Description
-------           -----------
 10.1             Executive Employment Agreement with Richard P. Dutkiewicz
                  dated January 22, 2001.