Form 10-K
period 2001-06-30
VARI L CO INC
filed 2001-09-26
CIK 917173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001


                           Commission File No. 0-23866

                              VARI-L COMPANY, INC.
                         (Name of Issuer in its Charter)

          Colorado                                         06-0679347
(State or other jurisdiction                            (I.R.S. Employer
      of incorporation)                                Identification No.)
                               4895 Peoria Street
                             Denver, Colorado 80239
                                 (303) 371-1560
          (Address and Telephone Number of Principal Executive Offices)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At August 31, 2001, 7,127,923 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on August 31, 2001 was approximately $15 million based on the Pink Sheets LLC closing price of $2.40 per share on that date.

                                     PART I

ITEM 1. BUSINESS

Introduction

We design, manufacture and market a wide variety of radio frequency and microwave components and devices for use in wireless communications. Our products are used in many different commercial and military/aerospace applications, including wireless telecommunications networks, wireless point-to-point radio systems, wireless point-to-multi-point radio systems, wireless local area networks, satellite payload and ground communications, radar systems, weapons guidance systems and advanced telemetry systems. We operate as a single business segment.

James L. Kiser founded Vari-L in 1953 in Stamford, Connecticut. In 1969, we relocated to Denver, Colorado. Our first contract was with the United States Navy to supply electrically variable inductors. The letter "L" is the symbol for electrical inductance, hence, the name Vari-L.

Our corporate headquarters are currently located at 4895 Peoria Street, Denver, Colorado 80239, and the telephone number is (303) 371-1560. Our website is www.vari-l.com. We also conduct certain portions of our operations in three other buildings within a three-mile radius of our headquarters. The three facilities have more than 25,000 square feet of manufacturing space.

Recent Developments

In late 1999, the Securities and Exchange Commission commenced an investigation into our accounting and reporting practices for the periods prior to and including 1999. The investigation ultimately led to the withdrawal of audit reports issued by our previous auditors for the 1997, 1998 and 1999 financial statements. Because of the absence of audit reports for at least three years, we no longer met the requirements for listing on NASDAQ. On September 11, 2000, our securities began trading on the Pink Sheets. In September 2001 we agreed to a settlement with the Securities and Exchange Commission under which a federal district court will be asked to issue an injunction against future violations of reporting, proxy and anti-fraud provisions by us, but without requiring us to pay any civil penalties or money damages. See "Legal Proceedings."

Overview

Our products are mainly used as parts or components of other manufacturers' wireless communications products or equipment. Wireless communication is the transmission of voice or data signals through the air, without a physical connection, such as a metal wire or fiber-optic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, or frequency, and intensity. The range of electromagnetic waves is called the spectrum which encompasses sound near the low end and light toward the higher end. In between is the radio spectrum used in most wireless communications. Radio Frequency ("RF") refers to the lower frequencies in the spectrum while "microwave" refers to higher frequencies.

For more than 48 years, we have supplied wireless communications products to the military/aerospace industry. In 1992, we decided to expand our capabilities to address the growing demand for commercial wireless communications products. Accordingly, starting in 1993, we expanded our engineering, manufacturing and sales efforts toward this market.

Our principal commercial customers are original equipment manufacturers ("OEMs") and contract manufacturers which design and build electronic products and equipment like cellular base stations, pagers and radar systems. Our commercial product lines are marketed to OEM's including Motorola, Ericsson, Nokia, Siemens and Lucent Technologies. We sell our military/aerospace product lines to companies such as Raytheon, Lockheed Martin, Northrup Grumman and Textron. We have been recognized by our customers through the years for our ability to develop, manufacture and deliver highly reliable, innovative products.

Our product lines fall into two major categories: products which produce electromagnetic signals, which we refer to as signal source components, and products which receive or process electromagnetic signals, or passive components. Sales of our products are generated through manufacturers' representatives and through our own direct sales force team, and are supplemented by advertising in trade magazines and participating in trade shows. Most of our products are customized according to our customers' specifications, but we also produce some generic standard products. We publish product specifications in trade magazines and in our own catalog. We also design and manufacture custom products in response to specific customer requirements. The majority of our sales are in parts that are customized to meet the unique performance requirements of specific customers.


Products

We have four product lines:

         o        Commercial Signal Sources
         o        High-Reliability Signal Sources
         o        Military Signal Processing Components
         o        RF Passive Components

Our product strategy is to offer standardized design platforms which can be efficiently manufactured in mass production but, at the same time, can also be customized for the needs of each customer.

Most of our revenue comes from sales of signal source components namely, voltage-controlled oscillators ("VCOs") and phase locked loop synthesizers ("PLLs"). These signal source components are designed to produce a high quality signal that can be used over a range of radio frequencies. We hold six patents related to signal source design and technology.

Commercial Signal Source Components

Over the last six years, most of our sales dollars have come from sales of our commercial VCOs. We have seen steadily increasing sales, however, of our PLLs, assemblies which consist of our VCOs integrated with other components. Our VCOs and PLLs are higher performance products. Accordingly, they are used in high-performance cellular base stations and other demanding applications where signal quality is especially important. For example, low phase noise is an extremely desirable quality in a wireless signal because it usually means better signal quality and greater transmission range. Lower phase noise is one of the key features of our VCOs and other signal source products. Through our research and development efforts, we continue to work to improve our products' performance, including our low noise designs.

Our signal source products have been designed to permit high-volume, lower cost manufacturing. We have also developed manufacturing techniques that allow parts to be very closely spaced when assembled without sacrificing quality or capacity. This allows a component to be smaller in size or to deliver improved performance in the same size component. We produce these products in surface-mount packages compatible with the high-speed assembly techniques used in the industry and typically delivered to the customers on tape and reel.

Not surprisingly, our customers constantly demand even smaller sizes for the same or even higher performance products. Responding to this demand with competitively priced products is one of our biggest challenges.

High-Reliability Signal Source Components

Our High Reliability, or Hi-Rel, signal source components perform the same function as the Commercial signal source components. Our Hi-Rel signal source components, however, are constructed using different assembly techniques because they are designed to operate in different operating environments. These components are designed for wideband applications (i.e., applications involving a wider range of signal frequencies) and are constructed in hermetically sealed packages for use over extended temperature ranges and in adverse environments. Hi-Rel products are typically specified for both military/aerospace and high-end industrial applications. These components are designed for use in either "through-hole" or "surface-mount" packages, depending on customer requirements.

Military Signal Processing Components

Our Military signal processing components are primarily used in military and aerospace applications. Among these products are power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. We also produce mixers, which are used to convert the frequency of RF and microwave signals into baseband signals. The production of custom-designed components usually entails the modification of existing products to meet the specific performance criteria of our customer, but may, in certain instances, require the design of an entirely new product.

RF Passive Components

We first developed our line of RF Passive components (couplers, transformers and power dividers) for use in commercial communications equipment in 1997. We hold a patent for a high-impedance ratio, wide-band transformer circuit used in the conversion of radio frequency signals to light wave signals (i.e. fiber optics). In 1998, we received a new patent for a further design improvement to the 1997 patent. Demand for the "fiber-optic" transformer circuit comes from a variety of fiber-optic applications, including cable television and point-to-point data transmission networks. These are used in specific wideband, high performance niche applications.

Manufacturing

We currently manufacture most of our products in our own facilities in Denver, Colorado. Some labor-intensive assembly activities for some of our own RF Passive components are performed by contract manufacturers outside the United States. All of our products are completed and tested at our manufacturing facilities in Denver, Colorado, although we are actively considering increasing our use of overseas contract manufacturers to reduce our production costs.

We use automated and semi-automated equipment to manufacture our Commercial signal source components. This equipment includes "pick and place" machines, automated test stations, soldering robots, laser marking equipment and tape and reel equipment. The automated equipment improves product consistency and quality and reduces labor cost. Until late 1997, we subcontracted the "pick and place" assembly process. We now have two of our own automated "pick and place" assembly lines. In 1998 and 1999, we automated other aspects of our manufacturing process and upgraded our "pick and place" capacity to meet increased demand. In 2000 and 2001, we continued to add additional manufacturing capacity, and we now have production capacity of more than twelve million parts per year.

We utilize a modular approach to our commercial manufacturing, allowing the equipment to be used for several different products. This approach reduces the set-up time needed to change products, allowing us to respond quickly to customers' demands.

Manufacturing of our other products is accomplished using hand-assembly techniques and some automated testing. The production cycle for these products varies widely, from one to fifty-two weeks from the time the customer places an order. The volume of products produced is also smaller, with typical production lots of less than 100 pieces. Some of these components are assembled in our class 10,000 "clean room," or by utilizing laminar flow benches.

Suppliers

We currently have a number of suppliers of raw material and components for our products. In some cases, we utilize a single source of supply for raw materials and components. We are constantly attempting to identify alternative suppliers to minimize the risks of depending on a single supplier and reduce cost. Our ability to use otherwise qualified alternative suppliers is sometimes limited, however, by the fact that some of our customers reserve the right to approve which suppliers we use in manufacturing their products.

In the past, we sometimes increased our inventory of certain parts used in our products to reduce the risk of part shortages. This strategy has exposed us to the countervailing risk, however, of accumulating excess inventory. In June 2001, we hired a new Director of Materials Management to oversee our procurement team's activities. One of his principal goals is to develop alternative suppliers to avoid parts shortages, while minimizing the risk of excess and obsolete inventory.

Another objective for our procurement team is to purchase more parts directly from component suppliers on a high volume basis instead of from distributors as we have done in the past.

Our Hi-Rel Signal Source and Military Signal Processing product lines use custom and unique materials. As demand in the military/aerospace marketplace has declined, some of our suppliers have decided to exit the business and some have adopted minimum lot buy policies. We have found new suppliers to replace them, but, in some cases, we have elected to purchase portions of the excess inventory of those vendors exiting the business for use in our future products.

Sales and Marketing

Originally, our primary business was to engineer, manufacture and market high-performance, high-reliability, RF and microwave signal source and signal processing components used in military/aerospace applications, such as missile guidance systems, advanced navigational systems and advanced radar systems. In 1993, we expanded our market focus to include the commercial market. We did so to lessen our susceptibility to trends in defense spending and to seek a share of the growing market for commercial wireless communications products. As a result of this shift, fluctuations in our business are now less dependent on U.S. military spending and more dependent on the changes in market demand for the commercial products built with our components. Our success remains heavily dependent, however, on our ability to deliver technological innovations of our own and in response to other requests.

In the past, we have seen various aspects our business, and wireless communications generally, affected by governmental actions or policies. For example, the delays and other problems encountered, in the U.S. and elsewhere, in the authorization and allocation of new wireless frequencies in the last decade made it difficult to forecast demand for many of our products. Also, in some cases, the export of our products to certain countries may be restricted by the U.S. government for military or political reasons. These governmental actions are beyond our control, yet may significantly affect demand for our products.

Our Commercial signal source product line accounted for 84% and 85% of revenue for the year ended June 30, 2001 and the six months ended June 30, 2000, respectively.

The following table summarizes our net sales by product line (in thousands of dollars):


                                    Fiscal             Twelve              Six                Six
                                     Year              Months             Months             Months             Year
                                    Ended              Ended              Ended              Ended              Ended
                                   June 30,           June 30,           June 30,           June 30,        December 31,
                                     2001               2000               2000               1999              1999
                                -------------      -------------      -------------      -------------      -------------

Commercial Signal Source        $      34,899             25,079             14,609              8,188             18,658
    Components
Hi-Rel Signal Source                    2,808              2,621              1,238                941              2,324
    Components
Military Signal Processing              1,318              1,366                667                930              1,629
    Components
RF Passive Components                   2,352              1,531                644                714              1,601
                                -------------      -------------      -------------      -------------      -------------

                                $      41,377             30,597             17,158             10,773             24,212
                                =============      =============      =============      =============      =============


We sell our products primarily through manufacturers' representatives who promote and solicit orders for our products on a commission basis in exclusive marketing territories. We select our sales representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. Our goal is to engage manufacturers' representatives which also represent other manufacturers with products complementary to, rather than competitive with, our products. We typically engage 14 to 16 manufacturers' representative firms in the U.S. We also have 16 manufacturers' representatives covering 18 foreign countries. In addition, we have a direct-sales force team lead by the following principal positions:

         o        Vice President of Sales & Marketing
         o        Region Sales Manager - East
         o        Region Sales Manager - West
         o        Region Sales Manager - International
         o        Manager of Military Accounts
         o        Directors of Strategic Accounts(2)

We also use various methods to directly promote our products, including field visits to customers, advertising in trade journals, authoring technical articles for publication in trade journals and participating in trade show product seminars and exhibitions.

Backlog

In our business, it is common practice for our large OEM customers (Ericsson, Lucent, Motorola, Nokia, Nortel and Siemens) to negotiate pricing with us in advance based on their estimated annual purchase volumes. Then, on a weekly basis, they place firm orders approximately six weeks prior to shipment. Our policy is to report as backlog only firm orders for our products as represented by a purchase order. While we believe that the orders currently in our backlog are firm, changes in the wireless communications industry have caused our customers to defer or cancel some orders altogether. In some specific cases, this has resulted in cancellation charges. In other cases, no cancellation charges are billed. This practice has resulted in both significant one-time benefits, as well as material and adverse effects. Therefore, we do not believe that our backlog is necessarily an accurate indicator of future sales.

At June 30, 2001, our backlog of undelivered orders was $6,249,000. Because prior management used different standards to measure backlog, we have been unable to generate reliable comparative information for prior periods.

Customers

Our major customers are OEM's of communications equipment in either the commercial or military/aerospace marketplace. Many of our customers are large international and domestic companies with worldwide operations or prime contractors for military/aerospace work. We believe we have a strong reputation with these and other customers for high-performance products and solutions.

Our key customers include ACAL Electronics, Agere, Ericsson, Lucent Technologies, Motorola, Netro, Nokia and Siemens in the commercial market, and Harris, Hughes, Lockheed Martin, Mitsubishi, Textron, Northrop Grumman, Raytheon and Saab Ericsson in the military/aerospace market.

The following represents the sales revenues from our largest customers as a percentage of our total sales:


                                           Fiscal year ended          Six months ended             Year ended
                                             June 30, 2001              June 30, 2000          December 31, 1999
                                         -----------------------    ----------------------   -----------------------
ACAL Electronics (Siemens)                        25%                        14%                     <10%
Nokia                                             15%                        14%                      15%
Motorola                                          13%                        20%                      22%


Our customers have historically purchased products from us as needed, rather than through long-term supply contracts. We do, however, enter into long-term purchase agreements with some of our larger customers that establish preferred vendor status for us and, in most cases, indicate estimated purchase quantities over the term of the agreement.

Competition

The market for virtually all of our products is extremely competitive. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us.

Additionally, some of our customers actually compete with us by manufacturing certain components themselves, rather than purchasing them from us. Some multi-national manufacturing firms also have the ability to manufacture competitive products in larger production runs than us.

We believe that our surface-mount products for commercial applications compete with other manufacturers' products on the basis of their unique features, price and performance. We believe that our products manufactured for military/aerospace applications, including our Signal Processing Components and High Rel VCOs, compete on the basis of quality and performance. These products are typically high-performance, high-reliability components which are required to meet high quality system standards.

We consider Mini-Circuits, M/A-COM, Matsushita, ALPs and Temex to be our largest competitors in the commercial signal source components market. Additionally, we believe Merrimac Industries is our largest competitor in the military signal processing components market. Remec/Magnum is our primary competitor in the Hi-Rel signal source components market. We intend to continue to compete in these markets on the strength of our product performance and our ongoing commitment to technological innovation.

Research and Development

We are focusing our research and development efforts in the following areas:

o        Application engineering,
o        Improvement of the Commercial Signal Source product line, and
o        Development of new product lines.

Our research and development team focuses on developing both new base technologies and design methodologies for existing base technologies. The application and design engineering team uses these efforts and modifies and/or extends them to meet specific customer needs.

We have an ongoing product improvement program designed to improve the technology gap between us and our competitors. To this end, we are dedicating resources to the improvement of the phase noise performance of our commercial product lines. In addition, we are developing products to service customers in the emerging broadband communications markets. This market requires wide-band signal sources with better phase noise specifications than traditionally offered.

The last area of product development is focused at the introduction of a new line of microwave signal sources (frequencies greater than 10 GHz). This line of oscillators is directed toward microwave broadband wireless communications equipment manufacturers.

Patents

Consistent with other companies in our business, we rely on nondisclosure agreements and trade secret laws to protect our confidential and proprietary information. Due to the rapid rate of technological change in the market, we believe that the ability to innovate is of greater importance in our business than the availability of patents and proprietary rights protection. Barriers to competitor entry for non-patented technology include the time and expense to design and manufacture components and the difficulty of marketing to our customers who have already designed our components into their equipment.

We currently have nine active U.S. Patents, of which six patents relate to signal source products. Our current design methodologies utilize three of these patents. To the best of our knowledge, there are no asserted claims by other parties against these patents or our other proprietary technologies.

Government Regulation

In certain instances, we are required to obtain both Department of Commerce and Department of State export licenses before filling foreign orders. The Bureau of Export Administration has listed certain criteria whereby some of our products are regulated for export for reasons of national security, missile technology, and regional stability, principally with regard to military/aerospace applications. Any foreign sales of our products requiring export licenses must comply with these regulations.

Employees

As of June 30, 2001, excluding contract/agency personnel, our team consists of 204 employees. We believe that management has a good relationship with our employees and that employee morale is good at all levels.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease four buildings.

         o We lease a 31,000 square foot building in Denver, Colorado that is our principal executive office. This facility houses our administrative, sales and engineering functions as well as a pilot plant for pre-production and prototype development. The lease expires in 2013. The current lease rate on this building is $41,204 per month.

         o We lease a 13,500 square foot building in Denver, Colorado that is our main commercial products manufacturing facility. We lease this facility from a partnership that includes our Chief Scientific Officer as the general partner. This lease expires in 2005 and the current lease rate is $10,801 per month.

         o We lease a 20,600 square foot building in Denver, Colorado that is our military/aerospace products manufacturing facility. This lease expires on July 1, 2002, and we have notified the landlord of our intention not to renew this lease and to vacate the facility on or before that date. If we are not successful in relocating to a new, single building by then, we plan to move these manufacturing operations into our principal executive office building. The current lease rate is $10,571 per month.

         o We lease a 6,000 square foot warehouse facility in Denver, Colorado that is used as a machine shop and for storage of inventory, supplies, excess machinery and equipment, and corporate records. The lease expires in 2003 and the lease payment is $3,000 per month.

         o We previously leased a 5,800 square foot building in Denver, Colorado that was used as a machine shop and for storage of inventory, supplies, excess machinery and equipment, and corporate records. We leased this facility from our Chief Scientific Officer at lease rates consistent with the current market rate. On August 1, 2001, we vacated this facility and moved the contents to our warehouse facility.

While we believe that these facilities are adequate for our current operations, we believe that a single building or facility would be more efficient and cost effective. Accordingly, we are in the process of identifying potential new sites. At this time, we are limiting the search to facilities within a six mile radius of our current facilities.

Based on current conditions in the greater metropolitan Denver, Colorado real estate market, the rent we are paying for two of our buildings may be higher than current market rates. One of the two buildings is leased from a partnership that includes the current Chief Scientific Officer. The other building, our principal executive office, is leased from an unrelated party.


ITEM 3. LEGAL PROCEEDINGS

In December of 1999, the Company learned that the U.S. Securities and Exchange Commission (the "Commission") was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors, or employees. The Commission's investigation was focused primarily on the Company's prior financial reporting and its accounting practices and procedures. In September 2001, the Commission and the Company agreed to a settlement under which the Company, without admitting or denying that it violated any laws, will consent to the entry of an injunction prohibiting future violations by the Company of certain of the reporting, proxy and antifraud provisions of the Securities Exchange Act of 1934. The proposed settlement would not require the Company to pay any civil penalties or money damages. The settlement is subject to court approval. The Company's settlement with the Commission will not resolve or affect actions or proceedings by the Commission against any current or former officers of the Company arising out of the same investigation.

A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company in the U.S. District Court for the District of Colorado beginning in June 2000. On August 30, 2000, all of these class actions were consolidated into a single action, Rasner v. Vari-L Company, Inc., et. al., Civ. No. 00-S-1181, U.S.D.C., D. Colo. Lead counsel for the plaintiff class members have been appointed, but pursuant to the court's order, the Company's obligation to respond to the complaints has been deferred until such time as the lead plaintiff files an amended complaint. As of September 17, 2001, an amended complaint has not yet been filed.

The various class action complaints were filed on behalf of persons who purchased shares of the Company's stock between 1997 and sometime in 2000 (the "Class Period"). All of the complaints name the Company; David G. Sherman, the Company's former President and Chief Executive Officer; Joseph H. Kiser, the Company's Chief Scientific Officer and former Chairman; and Jon L. Clark, the Company's former Chief Financial Officer, as defendants. Some of the complaints also name Derek L. Bailey, the Company's former Executive Vice President of Sales and Marketing, as an additional defendant. The various complaints allege that the Company's financial statements for the years 1997, 1998 and 1999 did not conform to generally accepted accounting principles and were materially false and misleading. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934; and seek to impose "control person" liability on the individual defendants pursuant to Section 20(a) of the Exchange Act. The complaints generally seek compensatory damages in an unspecified amount, attorneys' fees and costs of suit, equitable and injunctive relief as permitted by law, including the imposition of a constructive trust on the assets of the individual defendants, and any other relief the court deems just and proper.

Although the Company has had settlement discussions with the class representatives, there can be no assurance that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, the individual defendants in the class action may have claims against the Company for indemnification of their cost of defense, which claims may be material. See "Certain Relationships and Certain Transactions."

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

On April 3, 2001, the Colorado District Court dismissed the derivative action, without prejudice, based on the plaintiff's admitted failure to make demand upon the other shareholders to bring the claims before filing suit. Since the dismissal, counsel for the derivative plaintiff has requested access to the Company's shareholder list, presumably to make the previously omitted demand on shareholders in preparation for refiling the action, but no such action has been filed.

On June 5, 2001, Agricultural Excess and Surplus Insurance Company ("AESIC"), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in U.S. District Court in Denver asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. The Company is reviewing the claim and intends to take all steps necessary to ensure that the coverage to which it is entitled, and for which it has paid, remains in force. The Company has had preliminary discussions with AESIC, but there can be no assurance that a mutually acceptable resolution can be reached with AESIC.

The Company is also seeking coverage from Reliance Insurance Company, the issuer of the $5 million primary directors and officers liability insurance policy in effect at the same time as the AESIC policy. Reliance Insurance has not yet informed the Company whether it intends to dispute coverage under its policy. Reliance Insurance is currently operating under the supervision of the Pennsylvania Insurance Commission pursuant to an Order of Rehabilitation against the insurer. In addition, the parent corporation of Reliance Insurance, Reliance Holdings, is currently in bankruptcy reorganization. The Pennsylvania Insurance Commissioner has indicated that, in general, policy benefits of Reliance Insurance policyholders will continue to be paid in accordance with the terms of the policies. There can be no assurance, however, that Reliance Insurance will not dispute its obligation to provide coverage to the Company or its officers and directors or that, even if it does not contest such coverage, that it will have the financial resources to satisfy its obligations to the Company and its other insureds. Any such failure by Reliance Insurance could have an adverse effect on the Company's future financial results, ability to settle the class action litigation and on the Company's liability for indemnification of its officers and directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market

Our common stock is quoted on the Pink Sheets LLC under the symbol "VARL". Formerly, our common stock was traded on the Nasdaq National Market until July 7, 2000 when it was suspended by Nasdaq. During the period from July 7, 2000 through September 9, 2000 when the stock was delisted by Nasdaq, there was no active public trading market for our stock. It was first quoted on the Pink Sheets on September 11, 2000. The following table sets forth the high and low prices for the common stock for the periods indicated:


NASDAQ National Market:                                                     High                    Low
-----------------------                                                     ----                    ---
1999

Quarter ended September 30, 1999                                          $13-13/16               $8-3/4
Quarter ended December 31, 1999                                           $36-7/16                  $10

2000

Quarter ended March 31, 2000                                                 $34                 $20-15/16
Quarter ended June 30, 2000                                                  $24                  $9-5/8
Period from July 1 to July 7, 2000                                         $12-5/8                $11-5/8

Pink Sheets LLC

Period from September 11 to September 30, 2000                             $6-3/64                $2-1/2
Quarter ended December 31, 2000                                            $4-1/2                  $3/4
Quarter ended March 31, 2001                                               $4-3/4                 $1-1/4
Quarter ended June 30, 2001                                                  $3                   $1-1/4



Holders

As of August 31, 2001, there were approximately 226 holders of record and in excess of 1,000 beneficial owners of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock. Our Board of Directors presently intends to retain all earnings for use in the business and, therefore, does not anticipate paying cash dividends in the foreseeable future. The declaration of cash dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs, and any contractual or other restrictions.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows and our financial statements and related notes thereto beginning on page F-1.

                                            Fiscal          Twelve           Six             Six
                                             Year           Months          Months          Months           Year
                                            Ended           Ended           Ended           Ended           Ended
                                           June 30,        June 30,        June 30,        June 30,      December 31,
                                             2001            2000            2000            1999            1999
                                         ------------    ------------    ------------    ------------    ------------
                                                 (in thousands of dollars, except share and per share data)
Statement of Operations Data(1):

Net sales                                $     41,377          30,597          17,158          10,773          24,212

Cost of goods sold                             21,747          17,540          10,311           5,582          12,811
                                         ------------    ------------    ------------    ------------    ------------

        Gross profit                           19,630          13,057           6,847           5,191          11,401
                                         ------------    ------------    ------------    ------------    ------------

Operating expenses:
    Selling                                     4,445           3,636           1,948           1,478           3,166
    General and administrative                  9,222           4,436           2,440           1,655           3,651
    Research and development                    4,286           5,646           3,003           2,209           4,852
    Expenses related to accounting
       restatements and the related
       shareholder litigation                   2,387             469             469              --              --
                                         ------------    ------------    ------------    ------------    ------------

        Total operating expenses               20,340          14,187           7,860           5,342          11,669
                                         ------------    ------------    ------------    ------------    ------------

        Operating loss                           (710)         (1,130)         (1,013)           (151)           (268)

    Other income (expense):
    Interest income                               416             460             315             117             262
    Interest expense                           (1,062)           (873)           (453)           (459)           (879)
    Other, net                                    (43)            (35)            (28)            (25)            (32)
                                         ------------    ------------    ------------    ------------    ------------

        Total other income (expenses)            (689)           (448)           (166)           (367)           (649)
                                         ------------    ------------    ------------    ------------    ------------

        Net loss                         $     (1,399)         (1,578)         (1,179)           (518)           (917)
                                         ============    ============    ============    ============    ============

Loss per share                           $      (0.20)          (0.25)          (0.17)          (0.09)          (0.16)
                                         ============    ============    ============    ============    ============

Weighted average shares outstanding         7,083,866       6,232,964       7,042,247       5,499,713       5,680,287
                                         ============    ============    ============    ============    ============

Balance Sheet Data at Period End(1):

Cash and cash equivalents                $      2,013          11,030          11,030           3,338          14,721
Working capital (deficit)                       7,093           6,742           6,742          (3,620)          7,520

Total assets                                   20,454          32,571          32,571          17,702          30,240


Notes payable and current installments
    of long-term obligations                    1,764          11,566          11,566          11,176          11,159
Long-term obligations                           1,321              92              92              70             102
Total stockholders' equity                     13,829          14,685          14,685           3,238          14,373

(1) Information prior to January 1, 1999 is not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and our financial statements and the notes thereto beginning on page F-1. The financial statements for periods prior to June 30, 2000 have not been audited. Our fiscal year end was changed to June 30 effective in 2000. Previously, our fiscal year ended on December 31. Our operations consist of a single business segment -- the design, manufacture and sale of a wide variety of radio frequency and microwave components and devices mainly used in the wireless communications industry.

Results of Operations for the Fiscal Year Ended June 30, 2001 Compared with the Twelve Months Ended June 30, 2000

Net Sales

Net sales for the year ended June 30, 2001 increased 35.3% to $41.4 million compared with $30.6 million for the twelve months ended June 30, 2000. This improvement primarily reflects increased demand for commercial signal source products. Net sales from commercial signal source products was $34.9 million for the year ended June 30, 2001, a 39.0% increase from the $25.1 million for the twelve months ended June 30, 2000. The year ended June 30, 2001 included a significant end-of-life production run generating net sales of $809,000 and fees earned from contract modifications of approximately $295,000. Net sales from all other products was $6.5 million for the year ended June 30, 2001, a 18.2% increase from the $5.5 million for the twelve months ended June 30, 2000.

Gross Profit

Gross profit for the year ended June 30, 2001 increased 49.6% to $19.6 million or 47.3% of sales, compared with $13.1 million, or 42.8% of sales for the twelve months ended June 30, 2000. Included in cost of goods sold for the year ended June 30, 2001 is a charge of $1.4 million for obsolete and excess inventory, compared to $516,000 for the twelve months ended June 30, 2000. The higher gross profit margin in the 2001 period was due to improved production yields and the absorption of manufacturing overhead over a larger volume of sales, the benefit from the end-of-life production run and contract modification, partially offset by inventory shrinkage and scrap and the above noted provision.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $487,000 total amount of stock compensation recorded for the year ended June 30, 2001, $409,000 relates to options granted in December 1999. In December 2000, these options were reformed to $34.50 per share, the market price of the common stock on the date of the original grant. As a result, the remaining unamortized stock compensation cost associated with these option grants was reversed in December 2000.

The following table summarizes stock compensation expense included in each category of operating expenses:



                                              Fiscal Year      Twelve Months
                                                 Ended            Ended
                                                June 30,         June 30,
                                                  2001            2000
                                              ------------     ------------
                                                (in thousands of dollars)
Selling:
Non-cash stock compensation                   $         78               88
Other selling expenses                               4,367            3,548
                                              ------------     ------------

Total selling expenses                        $      4,445            3,636
                                              ============     ============

General and administrative:
Non-cash stock compensation                   $        180              204
Other general and administrative expenses            9,042            4,232
                                              ------------     ------------

Total general and administrative expenses     $      9,222            4,436
                                              ============     ============

Research and development:
Non-cash stock compensation                   $        229              259
Other research and development expenses              4,057            5,387
                                              ------------     ------------

Total research and development expenses       $      4,286            5,646
                                              ============     ============



Selling Expenses

Selling expenses for the year ended June 30, 2001 increased 22.2% to $4.4 million or 10.6% of net sales, compared with $3.6 million or 11.8% of net sales for the twelve months ended June 30, 2000. Excluding non-cash stock compensation, selling expenses for the year ended June 30, 2001 increased 25.7% to $4.4 million or 10.6% of net sales compared with $3.5 million or 11.4% of net sales for the twelve months ended June 30, 2000. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturers' representatives due to higher net sales.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2001 increased 109.1% to $9.2 million or 22.2% of net sales, compared with $4.4 million or 14.4% of net sales for the twelve months ended June 30, 2000. Excluding non-cash stock compensation, general and administrative expenses for the year ended June 30, 2001 increased 114.3% to $9.0 million or 21.7% of net sales compared with $4.2 million or 13.7% of net sales for the twelve months ended June 30, 2000. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, higher insurance premiums, increased audit and legal fees, and severance costs associated with the retirement benefits accrued for the planned retirement of our Chief Scientific Officer.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2001 decreased 23.2% to $4.3 million or 10.4% of net sales, compared with $5.6 million or 18.3% of net sales for the twelve months ended June 30, 2000. Excluding non-cash compensation, research and development expenses for the year ended June 30, 2001 decreased 24.1% to $4.1 million or 9.9% of net sales, compared with $5.4 million or 17.6% of net sales for the twelve months ended June 30, 2000. The decrease was primarily attributable to the temporary transfer of research and development personnel to assist in manufacturing cost reduction efforts.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the year ended June 30, 2001, were $2.4 million compared with $469,000 for the twelve months ended June 30, 2000. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their cost of counsel.

Total Other Income (Expense)

Interest income decreased 9.6% to $416,000 for the year ended June 30, 2001 compared with $460,000 for the twelve months ended June 30, 2000. The decrease was attributable to lower average cash balances available in the year for investing. Interest expense and other, net increased 21.1% to $1.1 million for the year ended June 30, 2001 compared with $908,000 for the twelve months ended June 30, 2000. The increase was primarily attributable to interest and fees associated with forbearance agreements and higher interest rates on our former credit facility.

Net Loss and Loss Per Share

The net loss for the year ended June 30, 2001 was $1.4 million, or $0.20 per share, compared with a net loss of $1.6 million, or $0.25 per share, in the comparable period in 2000. Excluding the impact of stock compensation (which is a non-cash charge to earnings) and expenses relating to accounting restatements and related shareholder litigation (which management believes are not indicative of continuing operating expenses), net income for the year ended June 30, 2001 would have been $1.5 million, or $0.21 per share, compared with a loss of $558,000, or $0.09 per share, in the 2000 period.


Results of Operations for the Six Months Ended June 30, 2000 Compared with the Six Months Ended June 30, 1999

Net Sales

Net sales for the six months ended June 30, 2000 increased 59.3% to $17.2 million compared with $10.8 million for the six months ended June 30, 1999. This improvement primarily reflects increased demand for commercial signal source products. Net sales from commercial signal source products was $14.6 million in the six months ended June 30, 2000, a 78.0% increase from the $8.2 million in the six months ended June 30, 1999. Net sales from all other products was $2.6 million in the six months ended June 30, 2000, with no change from the $2.6 million in the six months ended June 30, 1999.

Gross Profit

Gross profit for the six months ended June 30, 2000 increased 30.8% to $6.8 million or 39.5% of sales, compared with $5.2 million or 48.1% of sales for the six months ended June 30, 1999. Included in cost of goods sold for the six months ended June 30, 2000 is a charge of $444,000 for obsolete and excess inventory, which was not required for the six months ended June 30, 1999. The lower gross profit margin in the 2000 period principally reflected a higher ratio of material costs to sales, due in part to our decision to pay higher costs in return for expedited delivery of raw materials, as well as the above noted provision.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $493,000 total amount of stock compensation recorded in the six months ended June 30, 2000, $462,000 relates to options granted in December 1999. In December 2000, these options were reformed to $34.50 per share, the market price of the common stock on the date of the original grant. As a result, the remaining unamortized stock compensation cost associated with these option grants was reversed. The following table summarizes stock compensation expense included in each category of operating expenses:


                                                    Six Months Ended
                                              -----------------------------
                                                June 30,         June 30,
                                                  2000             1999
                                              ------------     ------------
                                                (in thousands of dollars)
Selling:
Non-cash stock compensation                   $         80                8
Other selling expenses                               1,868            1,470
                                              ------------     ------------

Total selling expenses                        $      1,948            1,478
                                              ============     ============

General and administrative:
Non-cash stock compensation                   $        183               20
Other general and administrative expenses            2,257            1,635
                                              ------------     ------------

Total general and administrative expenses     $      2,440            1,655
                                              ============     ============

Research and development:
Non-cash stock compensation                   $        230               26
Other research and development expenses              2,773            2,183
                                              ------------     ------------

Total research and development expenses       $      3,003            2,209
                                              ============     ============

Selling Expenses

Selling expenses for the six months ended June 30, 2000 increased 26.7% to $1.9 million or 11.0% of net sales, compared with $1.5 million or 13.9% of net sales for the six months ended June 30, 1999. Excluding non-cash stock compensation, selling expenses for the six months ended June 30, 2000 increased 26.7% to $1.9 million or 11.0% of net sales compared with $1.5 million or 13.9% of net sales for the six months ended June 30, 1999. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturers' representatives, increased travel in support of higher sales, as well as an increase in stock compensation expense.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2000 increased 41.2% to $2.4 million or 14.0% of net sales, compared with $1.7 million or 15.7% of net sales for the six months ended June 30, 1999. Excluding non-cash stock compensation, general and administrative expenses for the six months ended June 30, 2000 increased 43.8% to $2.3 million or 13.4% of net sales compared with $1.6 million or 14.8% of net sales for the six months ended June 30, 1999. The increase was primarily attributable to higher salaries, bonuses and employee benefits paid to employees and higher expenses for investor relations, increased depreciation expense for additional capital equipment placed in service, as well as an increase in stock compensation expense.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2000 increased 36.4% to $3.0 million or 17.4% of net sales, compared with $2.2 million or 20.4% of net sales for the six months ended June 30, 1999. Excluding non-cash stock compensation, research and development expenses for the six months ended June 30, 2000 increased 27.3% to $2.8 million or 16.3% of net sales, compared with $2.2 million or 20.4% of net sales for the six months ended June 30, 1999. The increase was primarily attributable to higher salaries and benefits for current employees and for new employees, bonuses paid to employees, an increase in materials utilized on research and development projects, higher expenses for repair, maintenance and calibration of engineering equipment, higher travel expense for engineering management, as well as an increase in stock compensation expense.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the six months ended June 30, 2000, were $469,000. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their cost of counsel.

Total Other Income (Expense)

Interest income increased 169.2% to $315,000 for the six months period ended June 30, 2000 compared with $117,000 for the six months ended June 30, 1999. The increase was attributable to higher interest earnings on substantially larger cash balances available for investing. Interest expense and other, net decreased slightly to $481,000 for the six months ended June 30, 2000 compared with $484,000 for the six months ended June 30, 1999.

Net Loss and Loss Per Share

The net loss for the six months ended June 30, 2000 was $1.2 million, or $0.17 per share, compared with a loss of $518,000, or $0.09 per share, in the comparable period in 1999. Excluding the impact of stock compensation (which is a non-cash charge to earnings) and expenses relating to accounting restatements and related shareholder litigation (which management believes are not indicative of continuing operating expenses), net loss for the six months ended June 30, 2000 would have been $217,000, or $0.03 per share, compared with a net loss of $464,000, or $0.08 per share, in the 1999 period.

Results of Operations for the Year Ended December 31, 1999

Net sales for the year ended December 31, 1999 were $24.2 million. Gross profit for the year ended December 31, 1999 was $11.4 million or 47.1% of net sales. Selling, general and administrative, and research and development expenses for the year ended December 31, 1999 were $3.2 million, $3.7 million and $4.9 million respectively. As a percentage of net sales, selling, general and administrative, and research and development expenses were 13.2%, 15.3% and 20.2% respectively. Total other income (expense), consisting principally of interest expense, net of interest income, was $649,000 for the year ended December 31, 1999. The net loss and loss per share for the year ended December 31, 1999 was $917,000 and $0.16, respectively.

Liquidity and Capital Resources

As of June 30, 2001, working capital was $7.1 million including cash and cash equivalents of $2.0 million. Operations generated $1.8 million of cash primarily attributable to the net loss, adjusted for non-cash charges, of $902,000. In fiscal 2001, we focused on reducing inventory levels and increasing inventory turns. Using the cash we generated from inventory reductions, we focused on bringing accounts payable with our vendors into compliance with their credit terms.

Capital expenditures for the fiscal year ended June 30, 2001 were $2.0 million. We focused capital expenditures on new production and test equipment to increase our manufacturing capacity of commercial signal source products.

Throughout the fiscal year ended June 30, 2001, we made significant reductions in our credit facilities. Through June 28, 2001, concurrent with the execution of three forbearance agreements, we had reduced the notes payable to Bank One from $11.5 million to $6.7 million. On June 28, 2001, we entered into a credit agreement with Wells Fargo Business Credit, Inc. (the "Credit Facility"). Concurrent with the closing of the Credit Facility, we paid our former lender, Bank One, in full and borrowed a total of $3.0 million from Wells Fargo Business Credit, Inc. As of June 30, 2001, our outstanding balances were $1.5 million of term debt and $1.5 million of revolving debt.

The Credit Facility provides for a $6.0 million secured revolving line of credit ("Revolving Loan"), a secured term loan of up to $2.5 million ("Term Loan"), and a $1.5 million secured capital expenditures loan ("Capital Expenditures Loan"). In September 2001, this facility was amended to establish revised financial covenants for the fiscal years ending June 30, 2002 and June 30, 2001. The Credit Facility is secured by substantially all of our accounts receivable, inventories and equipment and is subject to covenants that, among other things, impose limitations on capital expenditures and investments, restrict certain payments and distributions and require us to maintain certain financial ratios.

The Revolving Loan matures on June 28, 2004 and has interest payable in monthly installments at prime rates plus 0.5%. The interest rate at June 30, 2001 approximated 7.25%. We are required to pay an unused credit line fee of 0.25% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. At June 30, 2001, we had additional borrowing availability of $3.9 million under our Revolving Loan, calculated using a formula based on our inventories and accounts receivable aged less than 90 days.

The Term Loan and Capital Expenditures Loan mature on June 28, 2004 and have principal and interest payable in monthly installments at prime rates plus 1% amortized over seven and five years, respectively. The interest rate at June 30, 2001 approximated 7.75%.

We are required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

We believe that anticipated cash flows from operations and available funds and borrowings under the Wells Fargo Business Credit, Inc. facility will be adequate to fund our currently planned working capital and capital expenditure requirements at least through June 30, 2002.

Forward Looking Statements

Some of the statements we make in this report are "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. In most cases, when we use words like "believe," "expect," "estimate," "anticipate," "project," or "plan" to describe something which has not yet occurred, we are making a forward-looking statement. Forward-looking statements we make are based on a number of assumptions by us about the future, usually based on current conditions or on the broader expectations of others. These assumptions may or may not prove to be correct and, as a result, our own forward-looking statements may also be inaccurate. On the other hand, based on what we know today and what we expect in the future, we believe that the forward-looking statements we make in this report are reasonable.

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. For example, our future results could be affected by the overall market for various types of wireless communications products, the success of the specific products into which our products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of our internal projections as to the demand for certain types of technological innovation, competitors' products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts and the ultimate outcome of pending and threatened litigation and regulatory action. It is also important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our company should place undue reliance on any forward-looking statement in this report.

Effect of Recently Issued Accounting Standards

Intangible assets consist of patents and trademarks, which are being amortized on a straight-line basis over an estimated useful life of 10 years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.142, Accounting for Goodwill and Intangible Assets. SFAS No. 142 provides that an intangible asset may be amortized over its respective estimated useful life to its estimated residual value in proportion to the economic benefits consumed. The method of amortization should be systematic and rational but need not necessarily be the straight-line method. Amortization is not required for intangible assets which are determined to have an indefinite useful life. Useful lives of amortizable intangible assets are required to be re-evaluated each reporting period. We do not anticipate a material impact on our financial condition or results of operations as a result of implementing this standard. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 may result in increases in liabilities, assets, and expense recognition in financial statements. We do not anticipate a material impact on our financial condition or results of operations as a result of implementing this standard. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.


ITEM 8. FINANCIAL STATEMENTS.

The financial statements begin on page F-1. Financial statements prior to January 1, 1999 cannot be prepared without unreasonable effort and expense.

The financial statements for periods prior to June 30, 2000 have not been audited. We have been informed by our independent auditors that they could not express unqualified audit opinions for periods prior to June 30, 2000, based on their determination that the internal controls over inventory accounting and management systems prior to June 30, 2000 were not sufficiently reliable to enable them to audit the inventory quantities, and that they are unable to apply alternative auditing procedures to the inventory balances for periods prior to June 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference is the information contained in Item 4 of our prior Forms 8-K filed on July 12, 2000, July 20, 2000 and September 15, 2000, respectively.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Sarah L. Booher - Director. Ms. Booher, age 59, was elected a Director on January 18, 1994. She has been a managing partner of Good Earth Farm, a horse breeding farm, since 1992. Ms. Booher was the Executive Director of the Park Ridge Foundation, a nonprofit health care foundation located in Rochester, New York, from February 15, 1988 until September 1, 1996. She remained as a consultant to the Foundation until August 30, 1997. After September 1, 1996, she became Vice President of PMA Associates of Genesee Valley, Inc., a nonprofit strategic planning corporation in Livonia, New York, where she remains as a consultant and Secretary/Treasurer. She has also been a fund raising consultant for the Cordelia A. Greene Library in Castile, New York, and the Hope Hall School of Rochester, New York since 1998. During 1996 and 1997, Ms. Booher served as President of the Genesee Valley New York Chapter of the National Society of Fundraising Executives, a nonprofit organization, where she also served on the Board of Directors from 1986 to 1997. She received a BA degree from the University of Colorado in 1964. Ms. Booher is the sister of Joseph H. Kiser, an Executive Officer of the Company.

David A. Lisowski - Director. Mr. Lisowski, age 48, was elected a Director on June 26, 1996. Mr. Lisowski is the President and a Director of The Denver Wholesale Florist Company, a national wholesale florist, for which he has been the General Manager and Chief Executive Officer since 1993. He was employed by Central Bank of Denver, N.A., a commercial bank in Colorado, and various affiliated banks from 1972 to 1992. His employment with Central Bank included serving as Senior Vice President of Commercial Lending in Southern Colorado as well as various other positions. Mr. Lisowski attended Metropolitan State College where he received a BS degree in Finance in 1988.

Anthony B. Petrelli - Acting Chairman of the Board and Director. Mr. Petrelli, age 48, was elected a Director on October 17, 1997 and became Acting Chairman of the Board of Directors on July 3, 2001. Mr. Petrelli has served as Senior Vice President of Investment Banking Services at Neidiger, Tucker, Bruner, Inc., an investment banking firm and registered broker-dealer in Denver, Colorado, since May of 1987. He formerly served as a Director of Guardian Acceptance Corp., a consumer finance company in Denver, Colorado, for which he served as President from September 1996 until December 1997. Mr. Petrelli received a BS degree in Business in 1974 and an MBA in 1979 from the University of Colorado.

Gil J. Van Lunsen - Director. Mr. Van Lunsen, age 59, was elected as a Director effective June 1, 2001. He recently retired from KPMG following 32 years of service. Nine years after joining KPMG in 1968 as an assistant accountant, he became partner and subsequently was promoted to partner in charge of national accounting and audit training. In 1994, he was appointed managing partner of the Tulsa, Oklahoma office, a position he held until his retirement in 2000. Mr. Van Lunsen was recently appointed chairman of the audit committee of Hillcrest Healthcare Systems, a Tulsa, Oklahoma-based hospital system. He is also a member of the Ethics Compliance Committee of Tyson Foods. He received his BSBA in accounting and finance from the University of Denver in 1968 and is a Certified Public Accountant.

Executive Officers and Key Employees

Charles R. Bland - President and Chief Executive Officer. Mr. Bland, age 53, joined us on May 7, 2001 as our President and Chief Executive Officer. From June 1, 2000 until he joined us, he served as the President of Growzone, Inc., a software company focused on the horticultural industry, and from June 1999 until June 2000, he was the President of AmericasDoctors.com, an Internet health care content site. From 1998 to 1999, Mr. Bland was the Chief Operating Officer at Quark Incorporated, provider of shrink wrap and client server software for the publishing industry. For the previous 24 years, Mr. Bland worked in positions of increasing responsibility with Owens Corning Fiberglass, a world leader in high performance glass composites and building materials, with his final assignment being President, Africa/Latin American Operations. Mr. Bland received his B.S., Accounting and Finance, from Ohio State University and his MBA from the Sloan School, Massachusetts Institute of Technology.

Richard P. Dutkiewicz - Vice President of Finance, Chief Financial Officer and Assistant Secretary. Mr. Dutkiewicz, age 46, joined us on January 22, 2001 as our Vice President of Finance, Chief Financial Officer and Assistant Secretary. From 1995 to 2001, Mr. Dutkiewicz was Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz' previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG LLP. Mr. Dutkiewicz also serves on the Board of Directors of CareerLab.com. He received his BBA degree from Loyola University of Chicago in 1977. He is a member of the American Institute of Certified Public Accountants and Financial Executives International.

Joseph H. Kiser - Chief Scientific Officer. Mr. Kiser, age 64, currently serves as Chief Scientific Officer and Secretary. He has worked for us since 1954 in various capacities including President, C.E.O. and Vice President of Engineering. In 1992, Mr. Kiser stepped down from his position as President in order to concentrate his efforts on engineering and new product development. Mr. Kiser, whose father was our founder, has been involved with the design and development of mixers, transformers, couplers, VCO's and subassemblies. Mr. Kiser has assembled a strong cross functional team of electrical, mechanical and process engineers which led to the creation of the rapidly expanding commercial signal source product line. Mr. Kiser currently holds five U. S. patents. Mr. Kiser earned a BSEE degree from Cooper Union in 1967. Mr. Kiser is the brother of Sarah L. Booher, a member of our Board of Directors. Mr. Kiser plans to retire on December 31, 2001.

Timothy M. Micun - Vice President, Sales and Marketing. Mr. Micun, age 35, has been our Vice President of Sales and Marketing since March 2001. Mr. Micun joined us in May of 2000, as our Director of Sales - Strategic Accounts. Mr. Micun previously served as a Strategic Accounts Manager for an electronic components manufacturer from October 1995 through April 2000 and as a Buyer of electronic components for Motorola from December 1991 to October 1995. Prior to a career in electronics, Mr. Micun served as an officer aboard the USS Ponce (LPD-15). Mr. Micun earned a BS degree in Business Administration from Northern Illinois University.

Daniel J. Wilmot - Vice President of Advanced Technology. Mr. Wilmot, age 36, joined us in August 1992. He served as Product Development PLL Design Engineer and Director of Advanced Product/Development Engineer in 1993 before he was appointed Vice President of Engineering in November 1993. Prior to joining us, Mr. Wilmot was an RF Lead Engineer with Rockwell International where he worked in management, design, development, cost management and containment for PLLs and VCOs among other hybrid RF devices. Before Rockwell International, he worked at Interstate

Electronics Corp. in Anaheim, California as a Radio subsystem designer for GPS applications. Mr. Wilmot received his BSEE from University of California at Santa Barbara in June 1986 and an MSEE from the California State University at Fullerton in December 1991. Mr. Wilmot also completed the AEA/Stanford Executive Institute for Management of High-Technology Companies at Stanford University, California in August 1999.

Matthew D. Pope - Vice President of Business Development. Mr. Pope, age 36, became our Vice President of Business Development in April 2001. He previously served as our Vice President of Commercial Engineering and Operations in January of 1998 and, then, as our Vice President of Commercial Advanced Product Development since October of 1999. Mr. Pope first joined us in March of 1994, as our Director of Advanced Product Development. He served as our acting Vice President of Operations from August 2000 through March 2001. He has been involved in the development of our Commercial VCO and PLL products. Before joining us, Mr. Pope was a Staff Engineer with TRW Inc., where he worked in design, development, and management for X-band receivers, downconverters, oscillators, monolithic microwave receivers, fast hop synthesizers, and MMIC design. Mr. Pope earned a BSEE from Rensselaer Polytechnic Institute in 1987 and an MSEE from the University of Southern California in 1988. He is currently pursuing an MBA at George Washington University.

Janice E. Hyland - Vice President of Quality Assurance and Ethics Compliance Officer. Ms. Hyland, age 55, became our Vice President of Quality Assurance in January 1998. As such, she is responsible for the Corporate Quality Departments. Ms. Hyland has been our employee since 1986 in various capacities including the Director of Quality, Quality Manager, Program Manager and Inside Sales Manager. She has over 32 years experience in Space Level/Military programs as Quality Management, Program Management and Contract Administrator/Negotiator for Military contracts. Ms. Hyland has attended courses in Quality Assurance, Quality Engineering and Program Management at the University of Irvine, California. She was certified as our Facility Security Officer through the Department of Defense in June 1993. Ms. Hyland also completed the AEA/STANFORD Executive Institute Management of High-Technology Companies at Stanford University, California, August 1997.

Russell M. Crouch - Vice President of Commercial Engineering. Mr. Crouch, age 41, became our Vice President of Commercial Engineering in January of 2000. He originally joined us in April of 1998 as the Director of Engineering, Hybrid Products, and he was Director of Engineering, Commercial Signal Sources prior to his promotion. Prior to joining us, Mr. Crouch was employed by TRW, Inc. from August 1983 to March 1998, where he was responsible for new product development. Mr. Crouch earned a BSEE from Georgia Institute of Technology in 1983 and an MSEE from the University of Southern California in 1992.

Larry M. Romero - Vice President of Process Engineering. Mr. Romero, age 39, became Vice President of Process Engineering in January 2000. He first joined us in August 1995 as Senior Process Engineer for the Commercial Signal Sources Division. Prior to his promotion, Mr. Romero held positions including General Operations Manager and Director of Process Engineering. Mr. Romero earned his BS degree in Electrical Engineering Technology from the University of Southern Colorado in 1986. Mr. Romero completed the AEA/Stanford Executive Institute for Management of High - Technology Companies at Stanford University, California in August 1999.

Ernest C. Hafersat - Vice President of Manufacturing. Mr. Hafersat, age 51, became our Vice President of Manufacturing in March 2001. Prior to joining us, he served in various management capacities, including Senior Director of Engineering at Maxtor Corporation, a disk storage manufacturer, since 1994. Mr. Hafersat also served as the acting Vice President and General Manager/Senior Director of Operations, Engineering and Materials at Read-Rite Corporation, a manufacturer of magnetic recording components for the hard drive industry located in Malaysia and the Philippines from January 1998 to December 1999. His previous assignments included positions as Senior Manager of Engineering with Exabyte Corporation, a manufacturer of tape storage products; Director of Manufacturing with Optotech Inc., an optical disk storage product manufacturer; Director of Manufacturing for Kennedy Corporation, a manufacturer of tape storage products; and Manager of Manufacturing/Industrial/Cost Engineering with IBM-MCA Joint Venture (Discovision), a videodisk and technology transfer manufacturing. Mr. Hafersat completed his BSIE degree at Kentucky Christian University in 1970.

Our Executive Officers are elected by the Board of Directors at the first meeting after each annual meeting of Shareholders and hold office until the next such meeting of Directors or their earlier resignation or removal.

There is no arrangement or understanding between any such Director or Executive Officer and any other person or persons pursuant to which he or she was or is to be selected as a Director or Executive Officer nor is there any family relationship between or among any of our Directors or Executive Officers, except that Joseph H. Kiser and Sarah L. Booher are siblings.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table summarizes the compensation for the years ended June 30, 2001, six months ended June 30, 2000 and year ended December 31, 1999 of our Chief Executive Officer and our Executive Officers whose salary and bonus exceeded $100,000:


                                                                                                     Long-Term Compensation
                                                                                                    -------------------------
                                                   Annual Compensation                                       Awards
                                   -------------------------------------------------------          -------------------------
                                                                                   Other                           Securities
                                                                                  Annual             Restricted    Underlying
          Name and                                                                Compen-              Stock        Options/
     Principal Position            Year        Salary($)       Bonus($)          sation($)          Award(s)($)      SARs(#)
     ------------------            ----        ---------       --------          ---------          ------------   ----------
Joseph H. Kiser                    2001         286,786         25,010             16,631(1)             -0-            -0-
Chief Scientific Officer           2000*        154,875        100,000            101,605(2)             -0-            -0-
And Secretary                      1999         295,000         75,000            152,505(3)          37,501(19)    100,000

Charles R. Bland                   2001          31,250            -0-              1,538(5)             -0-         85,000
President and                      2000             -0-            -0-                -0-                -0-            -0-
CEO(4)                             1999             -0-            -0-                -0-                -0-            -0-

G. Peter Pappas                    2001             -0-            -0-                -0-                -0-            -0-
Former President                   2000             -0-            -0-                -0-                -0-            -0-
And CEO(6)                         1999             -0-            -0-                -0-                -0-            -0-

David G. Sherman                   2001           7,013            -0-             33,847(7)             -0-            -0-
Former President                   2000*        102,375        100,000            138,484(8)             -0-            -0-
And CEO (6)                        1999         195,000         75,000            150,214(9)          37,501(19)    100,000

Richard P. Dutkiewicz              2001          63,462         10,000(10)          3,754(11)            -0-         20,000
Vice President of                  2000             -0-            -0-                -0-                -0-            -0-
Finance and CFO                    1999             -0-            -0-                -0-                -0-            -0-

Timothy M. Micun                   2001          99,352         47,884              4,177(12)            -0-         30,000
Vice President of                  2000*         13,385            -0-                -0-                -0-            -0-
Sales and Marketing                1999             -0-            -0-                -0-                -0-            -0-

Derek L. Bailey                    2001          98,491         43,867             80,623(13)            -0-            -0-
Former Vice President              2000*         67,500         55,000             44,000(14)            -0-            -0-
Of Sales & Marketing               1999         125,000         74,239             12,694(15)            -0-         50,000

Daniel J. Wilmot                   2001         133,846         51,168             10,390(16)            -0-            -0-
Vice President of                  2000*         62,500         35,000             30,974(17)            -0-            -0-
Advanced Technology                1999         125,000         54,937             12,698(18)            -0-         22,500


* The data presented is for the six months ended June 30, 2000.

(1)      Includes automobile benefit of $11,750.

(2) Includes tax reimbursement of $84,501, automobile benefit of $5,875, insurance of $9,229 and an IRA contribution of $2,000.

(3) Includes tax reimbursement of $107,202, automobile benefit of $11,750, insurance of $17,421, accrued vacation earned but not taken of $11,342, tax preparation fees of $2,790 and an IRA contribution of $2,000.

(4)      Mr. Bland joined us on May 7, 2001.

(5)      Includes automobile benefit of $1,538.

(6) Mr. Pappas is employed by BBK Ltd., which firm was hired by us in August 2000 to provide interim services until a new President and Chief Executive Officer was hired after the resignation of David G. Sherman. He left us in May of 2001 after Mr. Bland joined us. See "Certain Relationships and Related Transactions."

(7)      Includes severance payments of $30,000.

(8) Includes tax reimbursement of $84,501, accrued vacation earned but not taken of $30,000 (at termination), automobile benefit of $2,938, insurance of $9,700, legal services of $9,345, and an IRA contribution of $2,000.

(9) Includes tax reimbursement of $104,117, automobile benefit of $4,700, insurance of $17,897, accrued vacation earned but not taken of $21,500, and an IRA contribution of $2,000.

(10)     Includes sign-on bonus of $10,000.

(11)     Includes automobile benefit of $2,692.

(12)     Includes automobile benefit of $3,077.

(13) Includes severance payments of $41,556, accrued vacation earned but not taken of $26,430, and an automobile benefit of $11,250. Mr. Bailey resigned from the Company on February 15, 2001.

(14) Includes tax reimbursement of $36,007, automobile benefit of $5,625, insurance of $368, and an IRA contribution of $2,000.

(15) Includes tax reimbursement of $719, automobile benefit of $9,266, insurance of $709, and an IRA contribution of $2,000.

(16)     Includes automobile benefit of $8,990.

(17) Includes tax reimbursement of $24,301, automobile benefit of $4,375, insurance of $298, and an IRA contribution of $2,000.

(18) Includes tax reimbursement of $719, automobile benefit of $8,600, miscellaneous of $778, insurance of $601, and an IRA contribution of $2,000.

(19) Includes 6,250 shares valued at $37,501 earned in 1998, but not issued until 1999. These shares were subsequently sold by the holders. See "Employee Agreements."


None of the named Executive Officers received additional perquisites or other personal benefits the aggregate amount of which was the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for such persons.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth the information concerning individual grants of stock options and appreciation rights during the last fiscal year to each of the named Executive Officers:


                                Number                                                     Potential Realizable Value
                                  Of           % of Total                                              at
                              Securities         Options                                    Assumed Annual Rates of
                              Underlying         Granted       Exercise or                 Stock Price Appreciation
                                Options        to Employees    Base Price   Expiration         For Option Term
         Name                   Granted       in Fiscal Year   ($/share)       Date          5%($)(1)       10%($)(2)
---------------------------- -------------- ----------------- ------------- ------------- --------------- -------------

Joseph H. Kiser                   -0-             N/A             N/A           N/A            N/A            N/A

Charles R. Bland               85,000(3)          48%            $2.00         5-7-11        $276,912       $440,936

G. Peter Pappas                   -0-             N/A             N/A           N/A            N/A            N/A

David G. Sherman                  -0-             N/A             N/A           N/A            N/A            N/A

Richard P. Dutkiewicz          20,000(3)          11%            $3.50        1-31-11        $114,023       $181,562

Timothy M. Micun               30,000(3)          17%            $2.50        3-19-11        $122,167       $194,531

Derek L. Bailey                   -0-             N/A             N/A           N/A            N/A            N/A

Daniel J. Wilmot                  -0-             N/A             N/A           N/A            N/A            N/A


(1) This column represents the potential realizable value of each grant of options, based on the assumption that the market price of shares of Common Stock underlying the options will appreciate in value from the date of the grant to the end of the option term at the annual rate of five percent.

(2) This column represents the potential realizable value of each grant of options, based on the assumption that the market price of shares of Common Stock underlying the options will appreciate in value from the date of the grant to the end of the option term at the annual rate of ten percent.

(3)      Of this grant, all options were incentive stock options.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning each exercise of stock options during the last fiscal year by each of our Executive Officers and the fiscal year end value of unexercised options:


                                                                             Number of
                                                                             Securities
                                                                             Underlying              Value of
                                                                            Unexercised        Unexercised In-the-
                                                                          Options/SARs at             Money
                             Shares Acquired on    Value Realized           Fiscal Year-          Options/SARs at
            Name                 Exercise(#)            ($)                    End(#)          Fiscal Year-End($)(1)
            ----             ------------------    --------------         ---------------      ---------------------
                                                                            Exercisable/           Exercisable/
                                                                           Unexercisable           Unexercisable

Joseph H. Kiser                      -0-                  N/A              225,000/25,000              $0/$0

Charles R. Bland                     -0-                  N/A                 0/85,000              $0/$85,000

G. Peter Pappas                      -0-                  N/A                   -0-                     N/A

David G. Sherman                     -0-                  N/A              155,347/3,794               $0/$0

Richard P. Dutkiewicz                -0-                  N/A                 0/20,000                 $0/$0

Timothy M. Micun                     -0-                  N/A               2,000/28,000          $1,000/$14,000

Derek L. Bailey                      -0-                  N/A              65,732/73,581               $0/$0

Daniel J. Wilmot                     -0-                  N/A              111,869/34,081           $20,343/$0


(1) Based on the fair market value of the Common Stock on June 29, 2001 of $3.00, the closing price as quoted on the Pink Sheets LLC.

Directors' Compensation

We currently have an arrangement whereby each outside Director receives $1,000 per day for attendance in person at any meeting of more than an hour of the Board of Directors or a committee thereof or a meeting with management or other Directors for Company business or affairs, including meetings held by telephone. We reimburse outside Directors for their expenses in attending meetings of the Board of Directors and its committees.

We grant stock and stock options to the members of our audit and compensation committees in two ways:

         o 500 stock options for attending, either by telephone or in person, a meeting of the Board of Directors or a committee meeting that lasts at least one hour; and

         o        50 shares each month for being a member of a committee.

These fully vested nonqualified stock grants and stock options are priced at the closing market price on the day of grant.

Employment Agreements with Executive Officers

In April of 1998, we executed a new employment agreement with Joseph H. Kiser for an initial term of four years commencing June 1, 1997. On each June 1 beginning in 1998, the agreement provides that it is automatically extended for an additional year unless notice is given by us or Mr. Kiser of non-extension more than sixty (60) days before May 31 of such year. Because no such notice was given in 2001, his agreement currently expires in 2005. Pursuant to the agreement, the minimum base salary for Mr. Kiser is $295,000. The agreement also provides for quarterly and/or year-end bonuses payable in cash or shares of our Common stock which are to be set each year by our Compensation Committee on the basis of merit and our financial success and progress in the prior fiscal year. In addition, the agreement provided for a bonus of 25,000 shares of our Common stock, 50% of which, or 12,500 shares, was granted upon execution of the agreement, 25% or 6,250 shares, was vested on March 12, 1999 and the remaining 25%, or 6,250 shares, did not vest. All unvested options previously granted to Mr. Kiser will fully vest in the event of a change of control or an involuntary termination.

The agreement further provides for severance pay, in the event of involuntary termination of employment by us, equal to the greater of Mr. Kiser's annual base salary multiplied by the remaining term of the agreement or 2.99 times Mr. Kiser's average annual compensation over the last five years. In the case of a voluntary retirement from employment or mandatory retirement from employment pursuant to a retirement plan to which Mr. Kiser was subject prior to a change in control, he would be entitled to 50% of his annual base salary as severance pay.

In the event of voluntary termination or retirement, we agree to engage Mr. Kiser as a consultant to us for a period of up to five years, for which he will be paid a fee equal to 50% of his annual base salary on the date of termination of employment. For each year or part thereof that Mr. Kiser provides consulting services to us, he will receive a retirement benefit equal to 25% of his annual base salary at the time of his voluntary termination for a period of time equal to the period that he provides consulting services.

Mr. Kiser has agreed that, for a period of one year after termination or expiration of his employment agreement or the period covered by any consulting arrangement, he will not, directly or indirectly, compete with us.

David G. Sherman, our former President and Chief Executive Officer, previously had an agreement that was substantially identical to Mr. Kiser's, except that his minimum annual base salary was $195,000. Effective August 1, 2000, Mr. Sherman entered into a Termination and Consulting Agreement with us. In that agreement, Mr. Sherman waived all rights he had under his employment agreement to post-termination compensation and benefits, and we agreed to engage Mr. Sherman as a consultant for the period August 1, 2000 through July 31, 2001. In that capacity, Mr. Sherman was entitled to compensation at the rate of $195,000 per year and other standard employee benefits. The agreement includes a non-compete and non-solicitation agreement for three years. In September 2000, we suspended payments to Mr. Sherman. See "Certain Relationships and Related Transactions."

Employment Agreements with Other Executive Officers

In January 1997, we entered into employment agreements with Daniel J. Wilmot and Derek L. Bailey for a term of three years. In January 1999, Mr. Wilmot's agreement was amended to provide that it automatically extends for an additional year on each succeeding December 31 unless notice of non-extension is given by us or Mr. Wilmot more than thirty days before that date. In October 2000, we entered into a new employment agreement with Mr. Bailey. The agreement was effective for one year expiring October 2001 with automatic renewals unless he was terminated under the terms of the agreement. Mr. Bailey left in February 2001, but remains a consultant under his agreement. In January 2001, we entered into an employment agreement with Richard P. Dutkiewicz to become our Chief Financial Officer and Vice President of Finance. That agreement is effective for two years, expiring January 2003 with automatic renewals unless terminated under the terms of the agreement. In February 2001, we entered into an employment agreement with Timothy M. Micun to be promoted to our Vice President of Sales and Marketing. That agreement is effective for two years, expiring March 2003 with automatic renewals unless terminated under the terms of the agreement. In May 2001, we entered into an employment agreement with Charles R. Bland to become our President and Chief Executive Officer. His agreement is effective for two years, expiring May 2003 with automatic renewals unless terminated under the terms of the agreement.

The minimum base salaries under these agreements range from $90,000 to $235,000. The agreements also provide for year-end bonuses as determined at the beginning of each of our fiscal years by the Board of Directors based on merit and our financial success and progress. The agreements provide for severance pay equal to the then annual base salary for periods ranging from six months to one year in the event of involuntary termination. The officers have agreed that, for a period of one year after termination of employment, they will not, directly or indirectly, compete with us.

In September 2000, we entered into Stay Bonus Agreements with certain of our officers, including Messrs. Wilmot, Micun and Bailey. These agreements provide that these officers will be paid bonuses at the end of each quarter through August 31, 2001 if they remain in our employ. The Stay Bonuses for Messrs. Wilmot, Micun and Bailey totaled approximately $22,000 per quarter. Mr. Bailey's Stay Bonus Agreement was terminated when he left us in February 2001.

                        COMPENSATION COMMITTEE INTERLOCKS

We have a Compensation Committee which, in fiscal 2001, was comprised of Messrs. Lisowski and Petrelli. Neither director is or was in the past one of our officers or employees. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Executive Officers and directors, and persons who own more than ten percent of our Common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Those persons are required by regulations promulgated under the Securities Exchange Act to furnish us with copies of all reports filed pursuant to Section 16(a). Two of our former Executive Officers, G. Peter Pappas and William C. Andrews, failed to make a timely filing of their ownership reports required by Section 16(a) with the Securities and Exchange Commission. They failed to file timely reports on Form 3 relating to their appointment as our Executive Officers on August 3, 2000. The reports were filed on November 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our Common stock owned beneficially, as of August 31, 2001, by any person who is known to us to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each of our Directors and Executive Officers, and by all of our Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons. For purposes of this disclosure, the amount of our Common stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date by each individual, irrespective of exercise price.


                                                             Amount and Nature
                                                               of Beneficial                         Percent
Name of Beneficial Owner                                         Ownership                          of Class
------------------------                                     -----------------                      --------
Sarah L. Booher(1)                                                 71,383                               1%
4492 South Livonia Road
Livonia, New York 14487

David A. Lisowski(2)                                               39,600                              <1%
4800 Dahlia
Denver, Colorado 80216

Anthony B. Petrelli(3)                                             33,900                              <1%
1675 Larimer St., #300
Denver, Colorado 80202

Gil J. Van Lunsen(4)                                                1,650                              <1%
171 Crazy Horse Drive
Durango, CO 81301

Charles R. Bland                                                    2,000                              <1%
4895 Peoria Street
Denver, Colorado 80239

Richard P. Dutkiewicz                                               1,000                              <1%
4895 Peoria Street
Denver, Colorado 80239

Joseph H. Kiser(5)                                                684,583                             8.5%
4895 Peoria Street
Denver, Colorado 80239

Daniel J. Wilmot(6)                                               111,869                             1.5%
4895 Peoria Street
Denver, Colorado 80239

Timothy M. Micun(7)                                                 2,648                               <1%
4895 Peoria Street
Denver, Colorado 80239

All Directors and Executive                                       883,593                             11.7%
Officers as a Group(8)
(9 Persons)

----------

(1) Includes 11,920 shares held by Ms. Booher pursuant to trust arrangements. Also includes options to purchase 40,000 shares. Does not include an additional 3,230 shares held by her husband, Robert Booher, for which shares she has disclaimed beneficial ownership.

(2)      Includes options to purchase 36,500 shares.

(3)      Includes options to purchase 32,000 shares.

(4)      Includes options to purchase 1,500 shares.

(5) Includes 197,863 shares beneficially owned by Mr. Kiser as the result of certain trust arrangements. Also includes options to purchase 225,000 shares.

(6)      Consists of options to purchase 111,869 shares.

(7)      Includes options to purchase 2,000 shares.

(8)      Includes options to purchase 448,869 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease certain of our corporate office and manufacturing facilities under long-term operating leases from our Chief Scientific Officer and from a partnership in which he is a partner. The leases expire in 2002 to 2005 and contain provisions which would permit us to extend the terms of the leases. Total rent expense associated with these leases for the year ended June 30, 2001 was $130,000 for Building 2 and $39,000 for Building 3. In August 1998, the lease for Building 2 was amended to extend the lease period and the monthly rental was increased from $4,000 to $10,801 beginning November 1, 1998. The lease for Building 3 was renewed for five years and, because of an increase in the amount of warehouse space by an additional 3,036 square feet, the monthly rental was increased from $1,200 to $2,159 per month. At the time, we believed that these increases were no greater than would have been paid in an arms-length transaction and that the rent levels were substantially similar to leases of similar terms on commercial properties in the same area. We now believe that, based on current conditions in the greater metropolitan Denver, Colorado real estate market, the rent we are paying for these two buildings may be higher than current market rates.

Under our Articles of Incorporation, Bylaws and applicable Colorado corporate law, we have certain obligations to indemnify our officers and directors for expenses they incur in connection with the defense of litigation brought against them on account of actions taken by them in those capacities. In accordance with those obligations, we and certain of our current and former officers (the "Officers") have entered into agreements (the "Undertakings") relating to the advancement of legal fees and other expenses incurred in connection with the SEC Investigation and the ongoing shareholder litigation (the "Claims"). Pursuant to the Undertakings, the Officers have agreed to repay any amounts advanced by us in connection with the Claims, in the event (a) a determination is made by a committee of the Board of Directors, composed entirely of outside directors, that the Officer engaged in conduct which disqualifies the Officer from indemnification by us under applicable law, or (b) an express finding is made by a court of law or tribunal with jurisdiction that the Officer is not entitled to indemnification under applicable law (either (a) or (b) is referred to hereinafter as an "Adverse Determination").

In consideration of our advancement of legal fees and expenses, including the payment of retainers in many cases, the Officers agreed to fully cooperate with us in connection with our own internal investigation and in the defense of any Claims. In the Undertakings, the Officers affirmed that, in the course of providing services to us, they had at all times conducted themselves in good faith and that their conduct had always been in our best interests.

In the absence of an Adverse Determination, we have agreed in the Undertakings to pay reasonable legal fees and expenses incurred by the Officers in connection with the Claims. In the event of an Adverse Determination, no further advances are to be made and the affected Officer would be required to repay prior advances.

As of June 30, 2001, amounts invoiced to us for legal fees and expenses, including retainers, totaled approximately $40,000 for Sarah Hume, $141,000 for David G. Sherman, $70,000 for Derek L. Bailey, $169,000 for Joseph H. Kiser and $125,000 for Jon L. Clark.

During Mr. Sherman's tenure as President and Chief Executive Officer, he traveled extensively on our behalf, visiting suppliers and customers and recruiting sales and other personnel. Mr. Sherman received cash advances from us to pay for some of his expenses on these trips. Our Audit Committee determined that Mr. Sherman failed to adequately document the business purpose for which he had utilized some of the amounts advanced. The Audit Committee then asked Mr. Sherman to provide further information as to the business purpose of his use of the cash advances and for documentation of that use. In response, Mr. Sherman provided additional information and documentation to the Audit Committee. The Audit Committee is currently reviewing, with the assistance of an independent expert retained by counsel for us, the material submitted by Mr. Sherman to determine what amount, if any, he will be required to reimburse us on account of these advances. While the Audit Committee's investigation is pending, we suspended payment of the consulting fees payable to Mr. Sherman pursuant to his Termination and Consulting Agreement with us and suspended further advances to him for the legal fees and expenses he has incurred in connection with the Claims.

Prior to her resignation as our Controller in May of 2000, Sarah Hume made approximately $8,000 in unauthorized charges on one of our credit cards for travel expenses for members of her church. While she has signed a promissory note to repay us, we have not received any payments on that note to date, and Ms. Hume has not fully cooperated with the Audit Committee's internal investigation. Accordingly, the Audit Committee suspended further advances to her for the legal fees and expenses she has incurred in connection with the Claims.

In August of 2000, we entered into an agreement with BBK, Ltd., a management consulting firm headquartered in Southfield, Michigan. As a result of the agreement, G. Peter Pappas, a principal of BBK, was appointed as our President and CEO while our Board of Directors conducted a search for a new permanent President and CEO. After Charles R. Bland joined us as our President and CEO in May of 2001, Mr. Pappas left the Company. In addition, William C. Andrews, also of BBK, was appointed our interim chief financial officer in August of 2000. Richard P. Dutkiewicz joined us as our new Vice President of Finance and CFO in January of 2001, and Mr. Andrews left us in February of 2001. During the period from August through May of 2001, we paid $1.4 million to BBK. Of that total, $582,000 was paid for the services of Mr. Pappas, $353,000 was paid for the services of Mr. Andrews, and $471,000 was paid for the services of other BBK personnel and related expenses. Messrs. Pappas and Andrews may share in the benefit from any payments we made to BBK through their compensatory arrangements with BBK.

Pursuant to an agreement dated December 31, 1991, between us and certain of our current and former officers, we guaranteed a series of promissory notes payable by such officers, including Messrs. Sherman and Kiser, to a former officer in connection with her separation from us. Two of those notes, as subsequently amended, remain outstanding. The principal of Mr. Sherman's note is $57,000 and Mr. Kiser's is $37,000. Both notes mature on March 1, 2003.


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

              3.2           Amended and Restated Bylaws adopted on November 4,
                            1992 filed as Exhibit 3.2 to the Form SB-2
                            Registration Statement (No. 33-74704-D) and incorporated herein by reference.

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

              10.3          Amended and Restated Tandem Stock Option and Stock
                            Appreciation Rights Plan, effective as of December
                            27, 2000

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

              10.6          Amended Lease Agreement dated July 1, 1992 with
                            Bello-1 Partnership for the facility located at 11101 East 51st Avenue, Denver, Colorado, filed as
                            Exhibit 10.16 to the Form SB-2 Registration
                            Statement (No. 33-74704-D) and incorporated herein by reference.

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

              10.16         Employment Agreement with Derek L. Bailey dated
                            October 1, 2000 filed as Exhibit 10.2 to the Form
                            10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

              10.17         Employment Agreement with Jon L. Clark dated January
                            1, 1998 filed as Exhibit 10.11 to the Registrant's
                            Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

              10.18         Employee Stock Purchase Plan effective as of June
                            30, 2001.

              10.19         Revolving Loan Agreement, Revolving Note and General
                            Security Agreement with Bank One, Colorado, N.A.
                            dated March 24, 2000 filed as Exhibit 10 to the Form
                            10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

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

              10.24         Deferral and Waiver Agreement with Bank One,
                            Colorado N.A. dated March 31, 2001 filed as Exhibit
                            10.1 to the Form 8-K dated April 4, 2001 and incorporated herein by reference.

              10.25 Employment Agreement with Richard P. Dutkiewicz dated January 22, 2001 filed as Exhibit 10.1 to the Form 10-Q dated March 31, 2001 and incorporated herein by reference.

              10.26         Employment Agreement with Timothy M. Micun dated
                            March 2, 2001

              10.27         Employment Agreement with Charles R. Bland dated May
                            7, 2001

              10.28         Credit and Security Agreement with Wells Fargo
                            Business Credit, Inc. dated June 28, 2001 filed as
                            Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

              10.29         Patent and Trademark Security Agreement with Wells
                            Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28,
                            2001 and incorporated herein by reference.

              23            Consent of KPMG LLP



Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, year ended June 30, 2001, six months ended June 30, 2000 (Unaudited) and year ended December 31, 1999 (Unaudited)

Reports on Form 8-K

A report on Form 8-K dated June 29, 2001 under Item 5 was filed with the Commission on July 10, 2001. A report on Form 8-K dated July 12, 2001 under Item 5 was filed with the Commission on August 2, 2001. No financial statements were filed with either of the foregoing reports.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VARI-L COMPANY, INC.


                                            By: /s/ Charles R. Bland
                                               --------------------------------
                                               Charles R. Bland, President and
                                               Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles R. Bland                                    Date: September 26, 2001
--------------------------------------------
Charles R. Bland, President and
Chief Executive Officer, Principal Executive
Officer


/s/ Richard P. Dutkiewicz                               Date: September 26, 2001
--------------------------------------------
Richard P. Dutkiewicz, Vice President of
Finance and Chief Financial Officer,
Principal Financial and Accounting Officer


/s/ Sarah L. Booher                                     Date: September 26, 2001
--------------------------------------------
Sarah L. Booher, Director


/s/ David A. Lisowski                                   Date: September 26, 2001
--------------------------------------------
David A. Lisowski, Director


/s/ Anthony B. Petrelli                                 Date: September 26, 2001
--------------------------------------------
Anthony B. Petrelli, Director


/s/ Gil J. Van Lunsen                                   Date: September 26, 2001
--------------------------------------------
Gil J. Van Lunsen, Director

                              VARI-L COMPANY, INC.

                              Financial Statements

                             June 30, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                              VARI-L COMPANY, INC.

                              Financial Statements

                                  June 30, 2001

                                      Index



Financial Statements:

    Independent Auditors' Report                                                                          F-1

    Balance Sheets, June 30, 2001 and June 30, 2000                                                       F-2

    Statements of Operations, for the year ended June 30, 2001, six months ended
       June 30, 2000 (unaudited) and year ended
       December 31, 1999 (unaudited)                                                                      F-3

    Statements of Stockholders' Equity, for the year ended June 30, 2001, six months ended June 30, 2000 (unaudited) and year ended
       December 31, 1999 (unaudited)                                                                      F-4

    Statements of Cash Flows, for the year ended June 30, 2001, six months ended
       June 30, 2000 (unaudited) and year ended
       December 31, 1999 (unaudited)                                                                      F-5

    Notes to Financial Statements                                                                         F-6


Schedule:

Schedule II - Valuation and Qualifying Accounts for the year ended June 30,
    2001, the six months ended June 30, 2000 (unaudited)
    and the year ended December 31, 1999 (unaudited)                                                      F-26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vari-L Company, Inc.:

We have audited the accompanying balance sheets of Vari-L Company, Inc. as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vari-L Company, Inc. as of June 30, 2001 and 2000, and the results of its operations and cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule II--Valuation and Qualifying Accounts as of and for the year ended June 30, 2001 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2000 and for the year ended December 31, 1999 and the supplementary information included in related Schedule II--Valuation and Qualifying Accounts as of and for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.



Denver, Colorado
August 31, 2001, except for notes 3 and 12 as to which the date is September 17, 2001

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                            (in thousands of dollars)

                                                                          JUNE 30,          JUNE 30,
                               ASSETS                                      2001              2000
                                                                       ------------      ------------

Current assets:
    Cash and cash equivalents                                          $      2,013            11,030
    Trade accounts receivable, less allowance for doubtful
       accounts of $279 and $175, respectively (note 3)                       5,942             5,881
    Inventories (notes 2 and 3)                                               3,640             7,435
    Prepaid expenses and other current assets                                   645               190
                                                                       ------------      ------------

                Total current assets                                         12,240            24,536
                                                                       ------------      ------------

Property and equipment (note 3):
    Machinery and equipment                                                  11,616             9,845
    Furniture and fixtures                                                      822               721
    Leasehold improvements                                                    1,500             1,539
                                                                       ------------      ------------

                                                                             13,938            12,105
    Less accumulated depreciation and amortization                            6,362             4,767
                                                                       ------------      ------------

                Net property and equipment                                    7,576             7,338

Intangible and other assets, net of accumulated amortization                    638               697
                                                                       ------------      ------------

                Total assets                                           $     20,454            32,571
                                                                       ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                     $         --               321
    Trade accounts payable                                                    1,669             4,182
    Accrued compensation                                                      1,286             1,500
    Other accrued expenses                                                      428               225
    Notes payable and current installments of long-term
       obligations (note 3)                                                   1,764            11,566
                                                                       ------------      ------------

                Total current liabilities                                     5,147            17,794

Long-term obligations (note 3)                                                1,321                92
Other liabilities (note 7)                                                      157                --
                                                                       ------------      ------------

                Total liabilities                                             6,625            17,886
                                                                       ------------      ------------

Stockholders' equity (note 5):
    Common stock, $.01 par value, 50,000,000 shares authorized;
       7,107,161 and 7,070,423 shares issued and outstanding,
       respectively                                                              71                71
    Additional paid-in capital                                               36,829            40,525
    Unamortized stock compensation cost                                         (79)           (4,318)
    Accumulated deficit                                                     (22,992)          (21,593)
                                                                       ------------      ------------

                Total stockholders' equity                                   13,829            14,685
                                                                       ------------      ------------

Commitments and contingencies (notes 3, 6, 7, 8 and 12)

                Total liabilities and stockholders' equity             $     20,454            32,571
                                                                       ============      ============

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

           (in thousands of dollars, except share and per share data)


                                                                  YEAR ENDED        SIX MONTHS        YEAR ENDED
                                                                   JUNE 30,       ENDED JUNE 30,     DECEMBER 31,
                                                                     2001              2000              1999
                                                                 ------------     --------------     ------------
                                                                                   (unaudited)       (unaudited)

Net sales                                                        $     41,377            17,158            24,212

Cost of goods sold                                                     21,747            10,311            12,811
                                                                 ------------      ------------      ------------

             Gross profit                                              19,630             6,847            11,401
                                                                 ------------      ------------      ------------

Operating expenses:
    Selling                                                             4,445             1,948             3,166
    General and administrative                                          9,222             2,440             3,651
    Research and development                                            4,286             3,003             4,852
    Expenses relating to accounting restatements and
       the related shareholder litigation (note 11)                     2,387               469                --
                                                                 ------------      ------------      ------------

             Total operating  expenses                                 20,340             7,860            11,669
                                                                 ------------      ------------      ------------

             Operating loss                                              (710)           (1,013)             (268)

Other income (expense):
    Interest income                                                       416               315               262
    Interest expense                                                   (1,062)             (453)             (879)
    Other, net                                                            (43)              (28)              (32)
                                                                 ------------      ------------      ------------

             Total other income (expense)                                (689)             (166)             (649)
                                                                 ------------      ------------      ------------

             Net loss                                            $     (1,399)           (1,179)             (917)
                                                                 ============      ============      ============

Loss per share, basic and diluted                                $      (0.20)            (0.17)            (0.16)
                                                                 ============      ============      ============

Weighted average shares outstanding, basic and diluted              7,083,866         7,042,247         5,680,287
                                                                 ============      ============      ============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                       Statements of Stockholders' Equity

  Year ended June 30, 2001, six months ended June 30, 2000 (unaudited) and year ended December 31, 1999 (unaudited)

                            (in thousands of dollars)


                                                                                    COMMON STOCK              ADDITIONAL
                                                                           ------------------------------       PAID-IN
                                                                              SHARES           AMOUNT           CAPITAL
                                                                           ------------      ------------     ------------

Balance, January 1, 1999 (unaudited)                                          5,464,134      $         55           23,129

Warrants exercised (unaudited)                                                  665,000                 7            6,311
Stock options exercised (unaudited)                                             788,193                 8            5,319
Common stock issued under employee stock purchase plan (unaudited)               12,773                --               82
Common stock issued to profit sharing plan (unaudited)                           12,851                --              101
Common stock issued under stock award plan (unaudited)                           14,300                --               92
Common stock repurchased and retired (unaudited)                                (11,768)               --              (89)
Stock options granted as compensation (unaudited)                                    --                --            5,536
Stock options forfeited (unaudited)                                                  --                --              (32)
Amortization of stock compensation cost (unaudited)                                  --                --               --
Net loss (unaudited)                                                                 --                --               --
                                                                           ------------      ------------     ------------

Balance, December 31, 1999 (unaudited)                                        6,945,483                70           40,449

Stock options exercised (unaudited)                                             116,569                 1              931
Common stock issued under employee stock purchase plan (unaudited)                7,471                --               50
Common stock issued under stock award plan (unaudited)                              900                --               17
Stock options forfeited (unaudited)                                                  --                --             (922)
Amortization of stock compensation cost (unaudited)                                  --                --               --
Net loss (unaudited)                                                                 --                --               --
                                                                           ------------      ------------     ------------

Balance, June 30, 2000                                                        7,070,423                71           40,525

Common stock issued under employee stock purchase plan                           35,388                --               45
Common stock issued under stock award plan                                        1,350                --               11
Stock options forfeited                                                              --                --             (219)
Amortization of stock compensation cost                                              --                --               --
Reversal of stock compensation due to reformation (note 5)                           --                --           (3,533)
Net loss                                                                             --                --               --
                                                                           ------------      ------------     ------------

Balance June 30, 2001                                                         7,107,161      $         71           36,829
                                                                           ============      ============     ============

                                                                           UNAMORTIZED
                                                                              STOCK                                TOTAL
                                                                           COMPENSATION      ACCUMULATED       STOCKHOLDERS'
                                                                              COST             DEFICIT            EQUITY
                                                                           ------------      ------------      ------------

Balance, January 1, 1999 (unaudited)                                               (341)          (19,497)            3,346

Warrants exercised (unaudited)                                                       --                --             6,318
Stock options exercised (unaudited)                                                  --                --             5,327
Common stock issued under employee stock purchase plan (unaudited)                   --                --                82
Common stock issued to profit sharing plan (unaudited)                               --                --               101
Common stock issued under stock award plan (unaudited)                               --                --                92
Common stock repurchased and retired (unaudited)                                     --                --               (89)
Stock options granted as compensation (unaudited)                                (5,536)               --                --
Stock options forfeited (unaudited)                                                  32                --                --
Amortization of stock compensation cost (unaudited)                                 112                --               112
Net loss (unaudited)                                                                 --              (917)             (917)
                                                                           ------------      ------------      ------------

Balance, December 31, 1999 (unaudited)                                           (5,733)          (20,414)           14,372

Stock options exercised (unaudited)                                                  --                --               932
Common stock issued under employee stock purchase plan (unaudited)                   --                --                50
Common stock issued under stock award plan (unaudited)                               --                --                17
Stock options forfeited (unaudited)                                                 922                --                --
Amortization of stock compensation cost (unaudited)                                 493                --               493
Net loss (unaudited)                                                                 --            (1,179)           (1,179)
                                                                           ------------      ------------      ------------

Balance, June 30, 2000                                                           (4,318)          (21,593)           14,685

Common stock issued under employee stock purchase plan                               --                --                45
Common stock issued under stock award plan                                           --                --                11
Stock options forfeited                                                             219                --                --
Amortization of stock compensation cost                                             487                --               487
Reversal of stock compensation due to reformation (note 5)                        3,533                --                --
Net loss                                                                             --            (1,399)           (1,399)
                                                                           ------------      ------------      ------------

Balance June 30, 2001                                                               (79)          (22,992)           13,829
                                                                           ============      ============      ============

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                             Statement of Cash Flows

                            (in thousands of dollars)

                                                                            YEAR ENDED        SIX MONTHS        YEAR ENDED
                                                                             JUNE 30,       ENDED JUNE 30,     DECEMBER 31,
                                                                               2001              2000              1999
                                                                           ------------     --------------     ------------
                                                                                             (unaudited)       (unaudited)

Net loss                                                                   $     (1,399)           (1,179)             (917)
Adjustments to reconcile net loss to cash provided by (used in)
 operating activities:
    Depreciation of property and equipment                                        1,724               719             1,270
    Loss on disposal of assets                                                       47                --                --
    Amortization of intangible assets                                                32                13                17
    Common stock issued under profit sharing and stock award plans                   11                17               193
    Amortization of stock compensation                                              487               493               112
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                               (61)           (1,805)             (592)
       Inventories, net                                                           3,795            (2,970)           (1,043)
       Prepaid expenses and other current assets                                   (454)             (168)               (2)
       Trade accounts payable                                                    (2,513)            1,797              (247)
       Accrued compensation                                                        (214)             (665)              331
       Other accrued expenses and liabilities                                       360               169              (237)
                                                                           ------------      ------------      ------------

                  Total adjustments                                               3,214            (2,400)             (198)
                                                                           ------------      ------------      ------------

                  Cash provided by (used in) operating activities                 1,815            (3,579)           (1,115)
                                                                           ------------      ------------      ------------

Cash flows from investing activities:
    Purchases of property and equipment                                          (2,034)           (1,699)           (1,939)
    Proceeds from sale of equipment                                                  25                --                --
    Increase (decrease) in other assets                                              27               (85)              (56)
                                                                           ------------      ------------      ------------

                  Cash used in investing activities                              (1,982)           (1,784)           (1,995)
                                                                           ------------      ------------      ------------

Cash flows from financing activities:
    Increase (decrease) in bank overdraft                                          (321)              321                --
    Proceeds from notes payable                                                   1,480            11,500             3,043
    Payments of notes payable                                                   (11,500)          (11,107)           (3,357)
    Proceeds from long-term obligations                                           1,500                --                41
    Payments of long-term obligations                                               (54)              (24)              (49)
    Proceeds from warrants exercised                                                 --                --             6,318
    Proceeds from stock options exercised                                            --               932             5,327
    Proceeds from common stock issued under stock purchase plan                      45                50                82
    Common stock repurchased                                                         --                --               (89)
                                                                           ------------      ------------      ------------

                  Cash provided by (used in) financing activities                (8,850)            1,672            11,316
                                                                           ------------      ------------      ------------

                  Increase (decrease) in cash and cash equivalents               (9,017)           (3,691)            8,206

Cash and cash equivalents at beginning of period                                 11,030            14,721             6,515
                                                                           ------------      ------------      ------------

Cash and cash equivalents at end of period                                 $      2,013            11,030            14,721
                                                                           ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                 $      1,217               315               933
                                                                           ============      ============      ============

    Cash paid for income taxes                                             $         --                --                --
                                                                           ============      ============      ============

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

              Vari-L Company, Inc. (the Company) was founded in 1953 and is a manufacturer of electronic components. The Company designs, manufactures, and markets radio frequency and microwave signal processing components and other electronic devices used in the communications industry. The Company operates as a single business segment, and its products are sold to original equipment manufacturers of communication equipment who market their products in both commercial and military markets in the United States and internationally.

       (b)    CHANGE IN FISCAL YEAR END

              The Company's Board of Directors approved a change in the Company's year end to June 30, effective in 2000.

       (c)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include the provision for doubtful accounts, the provision for excess and obsolete inventories, the allowance for product warranties and returns, the estimated useful life of property and equipment and the estimated useful life of patents. Actual results could differ from those estimates.

       (d)    CASH EQUIVALENTS

              Cash equivalents at June 30, 2001 and 2000 consist of U.S. government securities money market funds. The Company considers all highly liquid debt instruments with maturities of three months or less at the date of purchase to be cash equivalents.

       (e)    INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value. The provision for excess and obsolete inventory included in cost of goods sold was $1,362,000 for the year ended June 30, 2001, $444,000 for the six months ended June 30, 2000 and $62,000 for the year ended December 31, 1999.

       (f)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Plant and equipment under capital leases are recorded initially at the present value of the minimum lease payments. Depreciation and

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

              amortization of property and equipment is computed using the straight-line method over estimated useful lives of the respective assets, which range from 3 to 10 years.

              Included in property and equipment are assets under capital leases of $165,000 and $126,000 at June 30, 2001 and 2000, respectively.
              Accumulated amortization of assets under capital leases was $85,000 and $35,000 at June 30, 2001 and 2000, respectively.
              Amortization of assets under capital leases is included in depreciation expense.

              During the year ended June 30, 2001, six months ended June 30, 2000 and year ended December 31, 1999, equipment was acquired under capital lease financing transactions in the amounts of $35,000, $34,000 and $78,000 respectively.

       (g)    OTHER ASSETS

              Intangible assets, consisting of patents and trademarks, are recorded at cost and are included in other assets. Intangible assets of $368,000 and $312,000, net of accumulated amortization of $109,000 and $77,000 at June 30, 2001 and 2000, respectively, are being amortized on a straight-line basis over an estimated useful life of 10 years.

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

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

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

              Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding. The effect of potentially dilutive common shares represented by stock options outstanding (see note 5) was anti-dilutive for the year ended June 30, 2001, six months ended June 30, 2000 and the year ended December 31, 1999.

       (k)    RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

              Research and development and advertising costs are expensed when incurred. Research and development expense for the year ended June 30, 2001, six months ended June 30, 2000 and the year ended December 31, 1999 totaled $4,286,000, $3,003,000 and $4,852,000, respectively. This amount is comprised of product development expenses of $2,252,000, $1,046,000 and $1,606,000, respectively, which are the design costs associated with customized products for customers and research expenses of $2,034,000, $1,957,000 and $3,246,000, respectively, which are costs associated with the development of new product lines. Advertising costs were $230,000, $164,000 and $325,000 for the year ended June 30, 2001, six months ended June 30, 2000 and for the year ended December 31, 1999, respectively.

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

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

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

       (o)    UNAUDITED FINANCIAL INFORMATION

              The accompanying financial statements of the Company for the six months ended June 30, 2000 and for the year ended December 31, 1999 have been prepared without audit. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

(2)    INVENTORIES

       Inventories, net of allowances for excess and obsolete items, consist of the following:

                                              JUNE 30,       JUNE 30,
                                                2001           2000
                                             ----------     ----------
                                             (in thousands of dollars)
       Finished goods                        $      463            364
       Work-in-process                              623          1,227
       Raw materials                              2,554          5,844
                                             ----------     ----------

                                             $    3,640          7,435
                                             ==========     ==========

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

(3)    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       Notes payable and long-term obligations consist of the following:

                                                   JUNE 30,          JUNE 30,
                                                     2001              2000
                                                   --------          --------
                                                   (in thousands of dollars)
Notes payable under new Credit Facility(a):
     Revolving loan                                $ 1,481                --
     Term loan                                       1,500                --
Notes payable under former credit facility(a)           --            11,500
Promissory notes(b)                                     21                67
Capital lease obligations(c)                            83                91
                                                   -------           -------

                                                     3,085            11,658
Less current installments                            1,764            11,566
                                                   -------           -------

         Long-term obligations                     $ 1,321                92
                                                   =======           =======

       Future maturities of notes payable and long-term obligations as of June 30, 2001 are as follows:

Year ending June 30:                 (in thousands
                                      of dollars)
    2002                             $      1,764
    2003                                      246
    2004                                    1,075
                                     ------------

                                     $      3,085
                                     ============

         (a)      BANK CREDIT FACILITIES

                  On June 28, 2001, the Company entered into a credit agreement with Wells Fargo Business Credit, Inc. The Credit Facility provides for a $6,000,000 secured revolving line of credit ("Revolving Loan"), a $2,500,000 secured term loan ("Term Loan"), and $1,500,000 secured capital expenditures loan ("Capital Expenditures Loan") (collectively "the Credit Facility").

                  In September 2001, the Credit Facility was amended to establish revised financial covenants for the fiscal years ending June 30, 2002 and June 30, 2001.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

                  The Credit Facility is secured by substantially all of the Company's accounts receivable, inventories and equipment and is subject to covenants that, among other things, impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios.

                  The Revolving Loan matures on June 28, 2004 and has interest payable in monthly installments at the prime rate plus 0.5%. The interest rate at June 30, 2001 was approximately 7.25%. The Company is required to pay an unused credit line fee of 0.25% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. At June 30, 2001, the Company had additional borrowing availability of $3,868,000 under its Revolving loan, calculated using a formula based on inventories and accounts receivable aged less than 90 days.

                  The Term Loan and Capital Expenditures Loan mature on June 28, 2004 and have principal and interest payable in monthly installments at the prime rate plus 1% amortized over seven and five years, respectively. The interest rate on the loans outstanding at June 30, 2001 approximated 7.75%.

                  The Company is required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

                  Proceeds from the Credit Facility were used to repay the amount outstanding under the former credit facility, which included a $20,000,000 revolving line of credit. The former credit facility provided for interest based on the prime rate plus a margin (9.5% at June 30, 2000). The former credit facility was secured by receivables, inventory, property and equipment. The loans under the former credit facility were classified as current at June 30, 2000 because the Company determined that it was in default of certain provisions of the related loan agreement on that date.

                  Debt issuance costs are being amortized over the straight-line method over the term of the Revolving Loan. No amortization expense related to issuance costs for the Credit Facility has been recorded for the year ended June 30, 2001.

         (b)      PROMISSORY NOTES

                  The Company has financed the purchase of vehicles with promissory notes bearing interest at rates ranging from 7.75% to 8.5%. Monthly principal and interest payments totaling $2,651 are required. The notes mature on various dates, ranging from November 2001 to April 2003.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         (c)      LEASES

                  The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next three years. The Company also has noncancelable operating leases primarily for corporate office and manufacturing facilities. Rent expense was $835,000 for the year ended June 30, 2001, $389,000 for the six months ended June 30, 2000 and $786,000 for the year ended December 31, 1999.

                  The Company leases certain corporate office and manufacturing facilities under long-term operating leases from the Company's Chief Scientific Officer and from a partnership in which he is a partner. The leases expire in 2002 through 2005 and contain options to extend the terms of the leases. Total rent expense associated with these leases was $169,000 for the year ended June 30, 2001, $84,000 for the six months ended June 30, 2000, and $169,000 for the year ended December 31, 1999.

                  Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2001 are as follows:

                                                       CAPITAL      OPERATING
                                                       LEASES        LEASES
                                                      ---------     ---------
                                                     (in thousands of dollars)
Year ending June 30,
    2002                                              $      59           832
    2003                                                     27           702
    2004                                                      4           627
    2005                                                     --           624
    2006                                                     --           538
    Thereafter                                               --         3,544
                                                      ---------     ---------

             Total minimum lease payments                    90     $   6,867
                                                                    =========
Less amount representing interest                             7
                                                      ---------

             Present value of net minimum capital
                 lease payments                              83
Less current installments of obligations under
    capital leases                                           53
                                                      ---------

             Obligations under capital leases,
                 excluding current installments       $      30
                                                      =========

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

(4)      INCOME TAXES

         For the year ended June 30, 2001, six months ended June 30, 2000, and for the year ended December 31, 1999, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

         Income tax benefit attributable to net loss differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

                                                    YEAR ENDED      SIX MONTHS      YEAR ENDED
                                                     JUNE 30,     ENDED JUNE 30,   DECEMBER 31,
                                                       2001            2000            1999
                                                    ----------    --------------   ------------
                                                            (in thousands of dollars)

Income tax benefit at federal statutory tax
   rate                                             $     (490)           (413)           (321)
State income taxes, net of federal tax effect              (43)            (36)            (28)
Officers' life insurance                                    53              18              33
Non-deductible meals and entertainment expenses             11               2               4
Other                                                        5             (15)             45
Increase in valuation allowance for net
   deferred tax assets                                     464             444             267
                                                    ----------      ----------      ----------

Actual income tax expense (benefit)                 $       --              --              --
                                                    ==========      ==========      ==========

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         Significant components of deferred tax balances were as follows:

                                                                     JUNE 30,      JUNE 30,
                                                                       2001          2000
                                                                     --------      --------
                                                                   (in thousands of dollars)
Deferred tax assets:
   Allowance for doubtful accounts recognized for financial
      reporting purposes                                             $    106            67
   Inventory reserve recognized for financial reporting purposes          923         1,012
   Intangible assets, due to differences in amortization methods           16            12
   Other accounts and reserves accrued for financial reporting
      purposes                                                            412            27
   Stock compensation expense recognized for financial
      reporting purposes                                                  373           539
   Net operating loss carryforwards                                    11,067        10,675
                                                                     --------      --------

                                                                       12,897        12,332
   Less valuation allowance                                           (12,534)      (12,070)
                                                                     --------      --------

             Total deferred tax assets                               $    363           262
                                                                     ========      ========

Deferred tax liabilities:
   Property and equipment, due to differences in depreciation
      methods                                                        $   (363)         (262)
                                                                     --------      --------

             Total deferred tax liabilities                              (363)         (262)
                                                                     --------      --------

             Net deferred tax assets (liabilities)                   $     --            --
                                                                     ========      ========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance equal to the balance of net deferred tax assets has been recognized as of June 30, 2001, June 30, 2000 and December 31, 1999. The increase in the valuation allowance for net deferred tax assets was $464,000 for the year ended June 30, 2001 and $1,125,000 for the six months ended June 30, 2000, including $0 and $681,000 attributable to deductions for stock options exercised in excess of the compensation recorded for financial reporting purposes, respectively.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $29,053,000 at June 30, 2001, expiring through 2020. A portion of the net operating loss carryforwards relate to excess stock option deductions for tax purposes. The valuation allowance at June 30, 2001 includes approximately $2,568,000 attributable to excess stock option deductions. If realized, the benefit will be recorded as an increase in additional paid-in capital.

(5)      STOCK COMPENSATION PLANS

         The Company has three stock-based compensation plans. The Company applies the intrinsic value method in accounting for its stock compensation plans. For the year ended June 30, 2001, six months ended June 30, 2000 and the year ended December 31, 1999, the Company recognized employee stock compensation expense under these plans of $532,000, $510,000 and $305,000 respectively. Had compensation cost been determined on the basis of fair value, net loss and loss per share would have been increased to the following pro forma amounts:

                                 YEAR ENDED         SIX MONTHS ENDED        YEAR ENDED
                                  JUNE 30,              JUNE 30,           DECEMBER 31,
                                    2001                  2000                 1999
                              ----------------      ----------------      ----------------
                                               (in thousands of dollars)
Net loss:
   As Reported                $         (1,399)               (1,179)                 (917)

   Pro Forma                  $         (3,837)               (2,235)               (2,364)

Loss Per Share:
   As Reported                $          (0.20)                (0.17)                (0.16)

   Pro Forma                  $          (0.54)                (0.32)                (0.42)

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

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

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

                  Following is a summary of stock option activity during the year ended December 31, 1999, the six months ended June 30, 2000 and the year ended June 30, 2001:

                                                                   WEIGHTED
                                               NUMBER OF            AVERAGE
                                                OPTIONS          EXERCISE PRICE
                                             --------------      --------------

Outstanding at January 1, 1999                    1,758,620      $         7.91
    Granted:
       At less than market price                    355,397               18.62
       At market price                               20,000               10.00
       At greater than market price                 209,500                6.63
    Exercised                                      (788,193)               6.76
    Forfeited                                       (28,001)               7.81
                                             --------------

Outstanding at December 31, 1999                  1,527,323               10.73
    Granted at market price                          32,000               16.35
    Exercised                                      (116,569)               7.99
    Forfeited                                      (115,169)              13.75
                                             --------------

Outstanding at June 30, 2000                      1,327,585               10.84
    Granted at market price                         224,500                2.68
    Exercised                                            --                  --
    Forfeited                                       (32,535)              19.62
                                             --------------

Outstanding at June 30, 2001                      1,519,550               12.30
                                             ==============

Options exercisable at December 31, 1999            551,542                8.52
                                             ==============

Options exercisable at June 30, 2000                667,062                8.90
                                             ==============

Options exercisable at June 30, 2001                956,569                9.95
                                             ==============

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

                  Following is a summary of the status of stock options outstanding at June 30, 2001:

                                  OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
                    -------------------------------------------------    --------------------------------
                                         WEIGHTED
                                         AVERAGE          WEIGHTED                            WEIGHTED
                                        REMAINING          AVERAGE                             AVERAGE
   EXERCISE                            CONTRACTUAL        EXERCISE                            EXERCISE
  PRICE RANGE          NUMBER             LIFE              PRICE            NUMBER             PRICE
---------------     -------------     -------------     -------------     -------------     -------------

$  0.00 -  3.45           202,750               8.9     $        2.21            48,750     $        2.35
   3.46 -  6.90           177,501               8.0              5.97           107,500              6.14
   6.91 - 10.35           830,877               6.0              8.77           706,240              8.83
  10.36 - 13.80            20,500               7.7             11.89            20,500             11.89
  13.81 - 17.25            11,500               8.3             15.53            11,500             15.53
  17.26 - 24.15             1,500               8.8             18.56             1,500             18.56
  24.16 - 27.60             3,000               8.6             26.75             3,000             26.75
  27.61 - 31.05             2,000               8.6             28.50             2,000             28.50
  31.06 - 34.50           269,922               8.5             34.50            55,579             34.50
                    -------------                                         -------------

                        1,519,550               7.1     $       12.30           956,569     $        9.95
                    =============                                         =============

                  In December 2000, the Company's Compensation Committee reformed the terms of stock options to purchase 350,397 shares which had been granted by the Committee on December 27, 1999 to change the option exercise price from a 60-day average price of $18.76 to $34.50, the market price of the Company's common stock on the date of grant. After the reformation, the Company informed the holders of the affected options of the change. All of the option holders expressly acknowledged and accepted the change in the option exercise price. As a result of the change, the Company recorded an adjustment in December 2000 of $3,533,000 to reverse unamortized compensation cost relating to these options.

                  Compensation cost for the SFAS 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended June 30, 2001: no expected dividend yield, volatility of 212%, risk free interest rate of 5.7% and an expected life of 6.3 years. Assumptions for the six months ended June 30, 2000 were: no expected dividend yield, volatility of 72%, risk free interest rate of 5.7% and an expected life of 5.8 years. Assumptions for the year ended December 31, 1999 were: no expected dividend yield, volatility of 72%, risk free interest rate of 4.9% and an expected life of 5.3 years. The weighted average fair value of options granted at market price during the year ended June 30, 2001 was $2.66, the six months ended June 30, 2000 was $10.95 and during the year ended December 31, 1999 was $6.06. During the year ended December 31, 1999, the weighted average fair value of options granted at less than market price was $25.90 and the weighted average fair value of options granted at greater than market price was $3.91.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

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

                  The plan is considered compensatory under SFAS No. 123,and therefore, compensation cost for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended June 30, 2001: no expected dividend yield, volatility of 212%, risk free interest rate of 5.7% and an expected life of 1.0 year. Assumptions for the six months ended June 30, 2000 were: no expected dividend yield, volatility of 72%, risk free interest rate of 5.3% and an expected life of 1.0 year. Assumptions for the year ended December 31, 1999 were: no expected dividend yield, volatility of 72%, risk free interest rate of 4.3% and an expected life of 1.0 year. The weighted-average fair value of stock purchase rights granted during the year ended June 30, 2001 was $1.11, six months ended June 30, 2000 was $0.38 and during the year ended December 31, 1999 was $1.99.

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

                  The plan includes a provision for automatic awards of 50 shares per month to non-management members of the Company's Board of Directors who serve on the Company's audit or compensation committees. During the year ended June 30, 2001, 1,350 shares with a fair market value of $45,000 were issued under this plan. During the six months ended June 30, 2000, 900 shares with a fair market value of $17,000 were issued under this provision of the plan. During the year ended December 31, 1999, 1,800 shares with a fair market value of $17,000 were issued under this provision of the plan.

(6)      PROFIT SHARING AND RETIREMENT PLANS

         During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company's common stock, are determined by the Board of Directors in its sole discretion. During the year ended June 30,

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         2001, the Company made no contributions to the Plan. During the six months ended June 30, 2000, the Company contributed $14,000 in cash to the Plan and during the year ended December 31, 1999, the Company contributed 12,851 shares of common stock valued at $101,000 to the Plan.

         During 1998, the Company adopted a 401(k) plan to which employees may contribute up to 15 percent of their pay. The Company may make discretionary matching contributions to the plan. No matching contributions were made during the year ended June 30, 2001, six months ended June 30, 2000 or during the year ended December 31, 1999.

(7)      EMPLOYMENT AGREEMENTS

         Effective June 1, 1997, the Company entered into four-year employment agreements with two officers which provide for minimum annual base salaries during the officers' employment with the Company, and severance pay in the event of termination. In the case of involuntary termination by the Company, severance payments are equal to the greater of the officer's annual base salary multiplied by the remaining term of the agreement or 2.99 times the officer's average annual compensation over the last five years. In the case of voluntary termination or retirement, the senior officer will be entitled to (i) one-half of his annual base salary as severance pay, (ii) be engaged as a consultant for a period of up to five years for which he is paid a fee equal to 50 percent of his annual base salary upon termination of employment, and
         (iii) an annual retirement benefit equal to 25 percent of his annual base salary payable during the period he provides consulting services to the Company. All unvested stock awards and options and stock appreciation rights previously granted to the officers will fully vest in the event of a change of control of the Company or an involuntary termination. In addition, the officers have agreed they will not compete against the Company for a period of one year after termination or expiration of their respective employment agreements, or the period covered by any consulting arrangement or retirement benefit, whichever is greater.

         Effective August 1, 2000, one of the officers entered into a Termination and Consulting Agreement, the terms of which supersede his employment agreement. The Company agreed to engage the officer as a consultant for the period from August 1, 2000 through July 31, 2001. Under this agreement, the consultant was to receive compensation of $195,000 along with certain other benefits. The officer is not currently being paid this compensation by the Company.

         In September 2000, the Company also entered into stay bonus agreements with a number of key personnel. The agreements provide for bonuses to be paid quarterly through August 31, 2001. The maximum amount payable under these agreements totals approximately $500,000.

         The Company is also a party to employment agreements with five other officers which provide for minimum base salaries ranging from $125,000 to $235,000 for terms of two to three years. The agreements provide for severance pay based on their annual salary for periods ranging from six months to one year in the event of involuntary termination.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

(8)      RELATED PARTY TRANSACTIONS

         As described in note 3, the Company leases certain facilities from the Company's Chief Scientific Officer and a partnership in which he is a partner.

         The Company is contingently liable for guarantees of indebtedness owed by former and current senior officers of the Company to a former officer. The maximum amount of this contingent liability at June 30, 2001 was approximately $94,000.

(9)      FINANCIAL INSTRUMENTS

         At June 30, 2001 and 2000, the Company had approximately $610,000 and $11,029,000 respectively, invested in a U.S. government securities money market fund. The money market fund invests in United States government securities and is not otherwise federally insured.

         Disclosures of fair value information about certain financial instruments is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amounts of the Company's notes payable and long-term obligations at June 30, 2001 and 2000 approximate their fair values since the instruments carry a variable rate of interest or a rate that approximates current rates.

(10)     SIGNIFICANT CUSTOMERS

         The Company's products are sold to original equipment manufacturers of communications equipment, either in commercial or military markets. During the year ended June 30, 2001, the Company's three largest customers accounted for approximately 25.0%, 14.6%, and 12.7%, respectively, of total net sales. Accounts receivable at June 30, 2001 for these three customers were $1,803,000, $225,000 and $1,060,000 respectively. During the six months ended June 30, 2000, the Company's three largest customers accounted for approximately 20.4%, 14.3% and 13.5%, respectively, of total net sales. Accounts receivable at June 30, 2000 for these three customers were $678,000, $1,451,000 and $602,000 respectively. During the year ended December 31, 1999, the Company's two largest customers accounted for approximately 21.6% and 14.8%, respectively, of total net sales. Accounts receivable at December 31, 1999 for these two customers were $114,000 and $1,399,000, respectively. The Company performs credit evaluations of its customers but generally does not require collateral. Receivables due from foreign customers are generally insured by a private indemnity company; otherwise, letters of credit are required of foreign customers.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         The Company produces and sells electronic components in four product lines. Sales for each of the product lines for the year ended June 30, 2001, six months ended June 30, 2000 and for the year ended December 31, 1999 were as follows:

                                                       SIX MONTHS
                                        YEAR ENDED       ENDED        YEAR ENDED
                                         JUNE 30,       JUNE 30,     DECEMBER 31,
                                           2001           2000           1999
                                        ----------     ----------    ------------
                                                (in thousands of dollars)
Commercial Signal Source Components     $   34,898         14,608         18,658
Hi-Rel Signal Source Components              2,809          1,238          2,324
Military Signal Processing Components        1,318            668          1,629
Radio Frequency Passive Components           2,352            644          1,601
                                        ----------     ----------     ----------

                                        $   41,377         17,158         24,212
                                        ==========     ==========     ==========

         The Company attributes sales to foreign customers based on the country to which the products are shipped. During the year ended June 30, 2001, six months ended June 30, 2000, and the year ended December 31, 1999, the Company made sales to customers located in foreign countries as follows:

                                                       SIX MONTHS
                                        YEAR ENDED       ENDED        YEAR ENDED
                                         JUNE 30,       JUNE 30,     DECEMBER 31,
                                           2001           2000           1999
                                        ----------     ----------    ------------
                                                (in thousands of dollars)
England                                 $    5,393          3,938          6,121
Finland                                      4,110          1,297          1,698
Italy                                        4,788          1,142            399
Germany                                      4,731          1,142            461
Canada                                       1,540            567            722
Sweden                                       1,527            481          1,432
Other                                        4,325          1,126          1,987
                                        ----------     ----------     ----------

                                        $   26,414          9,693         12,820
                                        ==========     ==========     ==========

(11)     EXPENSES OF ACCOUNTING RESTATEMENTS AND RELATED MATTERS

         As discussed in note 12, in early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company's statements of operations as "expenses relating to accounting restatements and the

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         related shareholder litigation". Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits and the Commission's investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

(12)     LITIGATION, COMMITMENTS AND CONTINGENCIES

         In December of 1999, the Company learned that the U.S. Securities and Exchange Commission (the "Commission") was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors, or employees. The Commission's investigation was focused primarily on the Company's prior financial reporting and its accounting practices and procedures. In September 2001, the Commission and the Company agreed to a settlement under which the Company, without admitting or denying that it violated any laws, will consent to the entry of an injunction prohibiting future violations by the Company of certain of the reporting, proxy and antifraud provisions of the Securities Exchange Act of 1934. The proposed settlement would not require the Company to pay any civil penalties or money damages. The settlement is subject to court approval. The Company's settlement with the Commission will not resolve or affect actions or proceedings by the Commission against any current or former officers of the Company arising out of the same investigation.

         A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company in the U.S. District Court for the District of Colorado beginning in June 2000. On August 30, 2000, all of these class actions were consolidated into a single action, Rasner v. Vari-L Company, Inc., et. al., Civ. No. 00-S-1181, U.S.D.C., D. Colo. Lead counsel for the plaintiff class members have been appointed, but pursuant to the court's order, the Company's obligation to respond to the complaints has been deferred until such time as the lead plaintiff files an amended complaint. As of September 17, 2001, an amended complaint has not yet been filed.

         The various class action complaints were filed on behalf of persons who purchased shares of the Company's stock between 1997 and sometime in 2000 (the "Class Period"). All of the complaints name the Company; David G. Sherman, the Company's former President and Chief Executive Officer; Joseph H. Kiser, the Company's Chief Scientific Officer and former Chairman; and Jon L. Clark, the Company's former Chief Financial Officer, as defendants. Some of the complaints also name Derek L. Bailey, the Company's former Executive Vice President of Sales and Marketing, as an additional defendant. The various complaints allege that the Company's financial statements for the years 1997, 1998 and 1999 did not conform to generally accepted accounting principles and were materially false and misleading. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934; and seek to impose "control person" liability on the individual defendants

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         pursuant to Section 20(a) of the Exchange Act. The complaints generally seek compensatory damages in an unspecified amount, attorneys' fees and costs of suit, equitable and injunctive relief as permitted by law, including the imposition of a constructive trust on the assets of the individual defendants, and any other relief the court deems just and proper.

         Although the Company has had settlement discussions with the class representatives, there can be no assurance that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, the individual defendants in the class action may have claims against the Company for indemnification of their cost of defense, which claims may be material.

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

         On April 3, 2001, the Colorado District Court dismissed the derivative action, without prejudice, based on the plaintiff's admitted failure to make demand upon the other shareholders to bring the claims before filing suit. Since the dismissal, counsel for the derivative plaintiff has requested access to the Company's shareholder list, presumably to make the previously omitted demand on shareholders in preparation for refiling the action, but no such action has been filed.

         On June 5, 2001, Agricultural Excess and Surplus Insurance Company ("AESIC"), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in U.S. District Court in Denver asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. The Company is reviewing the claim and intends to take all steps necessary to ensure that the coverage to which it is entitled, and for which it has paid, remains in force. The Company has had preliminary discussions with AESIC, but there can be no assurance that a mutually acceptable resolution can be reached with AESIC.

         The Company is also seeking coverage from Reliance Insurance Company, the issuer of the $5 million primary directors and officers liability insurance policy in effect at the same time as the AESIC policy. Reliance Insurance has not yet informed the Company whether it intends to dispute coverage under its policy as AESIC has done. Reliance Insurance is currently operating under the supervision of the Pennsylvania Insurance Commission pursuant to an Order of Rehabilitation against the insurer. In addition, the parent corporation of Reliance Insurance, Reliance Holdings, is currently in bankruptcy reorganization. The Pennsylvania Insurance Commissioner has indicated that, in general, policy benefits of Reliance Insurance policyholders will continue to be paid in accordance with the terms of the policies. There can be no assurance, however, that Reliance Insurance will not dispute its obligation to provide coverage to the Company or its officers and

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

         directors or that, even if it does not contest such coverage, that it will have the financial resources to satisfy its obligations to the Company and its other insureds. Any such failure by Reliance Insurance could have an adverse effect on the Company's ability to settle the class action litigation and on the Company's liability for indemnification of its officers and directors.

         As of September 17, 2001, the Company is unable to reasonably estimate the possible loss associated with these matters.

         The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse affect on its financial condition, results of operations or liquidity.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                         June 30, 2001 and June 30, 2000

           (Information for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 is unaudited)

(13)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information:

                                                                                    Quarters Ended
                                                        ------------------------------------------------------------------------
                                                         September 30,       December 31,        March 31,           June 30,
                                                             2000                2000               2001               2001
                                                        --------------      --------------     --------------     --------------
                                                                   (in thousands of dollars, except per share amounts)

Net sales                                               $       11,495              10,894             10,000              8,988
                                                        ==============      ==============     ==============     ==============
Gross profit                                                     5,357               5,189              5,561              3,523
                                                        ==============      ==============     ==============     ==============
Operating income (loss)                                            (50)                220                215             (1,095)
                                                        ==============      ==============     ==============     ==============
Net income (loss)                                                 (201)                (10)                43             (1,231)
                                                        ==============      ==============     ==============     ==============
Basic and diluted earnings per share                             (0.03)                  *               0.01              (0.17)
                                                        ==============      ==============     ==============     ==============


                                                                                    Quarters Ended
                                                        ------------------------------------------------------------------------
                                                         September 30,       December 31,        March 31,           June 30,
                                                             1999                1999              2000                2000
                                                        --------------      --------------     --------------     --------------
                                                                   (in thousands of dollars, except per share amounts)

Net sales                                               $        6,526               6,914              7,747              9,410
                                                        ==============      ==============     ==============     ==============
Gross profit                                                     3,073               3,136              3,348              3,500
                                                        ==============      ==============     ==============     ==============
Operating income (loss)                                            195                (313)               (96)              (916)
                                                        ==============      ==============     ==============     ==============
Net income (loss)                                                   42                (442)              (191)              (987)
                                                        ==============      ==============     ==============     ==============
Basic and diluted earnings per share                              0.01               (0.07)             (0.03)             (0.14)
                                                        ==============      ==============     ==============     ==============

         * Loss per share is less than $.01

                              VARI-L COMPANY, INC.

                Schedule II - Valuation and Qualifying Accounts

                            (in thousands of dollars)

                                                  BALANCE AT                                                BALANCE AT
                                                  BEGINNING                                                    END
               DESCRIPTION                        OF PERIOD         ADDITIONS(a)      DEDUCTIONS(b)         OF PERIOD
--------------------------------------------    --------------     --------------     --------------      --------------

Year ended June 30, 2001:
    Allowance for doubtful accounts             $          175                155                (51)                279
    Allowance for excess and obsolete
       inventories                                       2,659              1,362             (1,598)              2,423
    Reserve for product warranties
       and returns                                          42                 31                (42)                 31
                                                --------------     --------------     --------------      --------------

                Total                           $        2,876              1,548             (1,691)              2,733
                                                ==============     ==============     ==============      ==============

Six months ended June 30, 2000 (unaudited):
    Allowance for doubtful accounts             $          208                 78               (111)                175
    Allowance for excess and obsolete
       inventories                                       2,215                444                 --               2,659
    Reserve for product warranties
       and returns                                           7                 35                 --                  42
                                                --------------     --------------     --------------      --------------

                Total                           $        2,430                557               (111)              2,876
                                                ==============     ==============     ==============      ==============

Year ended December 31, 1999 (unaudited):
       Allowance for doubtful accounts          $           86                216                (94)                208
       Allowance for excess and
          obsolete inventories                           2,172                 62                (19)              2,215
       Reserve for product warranties
          and returns                                       --                  7                 --                   7
                                                --------------     --------------     --------------      --------------

                Total                           $        2,258                285               (113)              2,430
                                                ==============     ==============     ==============      ==============

Notes:

(a) Amounts charged to costs and expenses.

(b) Bad debt write-offs and charges to reserves.


See accompanying auditor's report

                               INDEX TO EXHIBITS


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

   3.2 Amended and Restated Bylaws adopted on November 4, 1992 filed as Exhibit 3.2 to the Form SB-2 Registration Statement (No.
                 33-74704-D) and incorporated herein by reference.

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

   10.3          Amended and Restated Tandem Stock Option and Stock Appreciation
                 Rights Plan, effective as of December 27, 2000

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

   10.6          Amended Lease Agreement dated July 1, 1992 with Bello-1
                 Partnership for the facility located at 11101 East 51st Avenue, Denver, Colorado, filed as Exhibit 10.16 to the Form SB-2
                 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

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

   10.16 Employment Agreement with Derek L. Bailey dated October 1, 2000 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended
                 December 31, 2000 and incorporated herein by reference.

   10.17 Employment Agreement with Jon L. Clark dated January 1, 1998 filed as Exhibit 10.11 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

   10.18         Employee Stock Purchase Plan effective as of June 30, 2001.

   10.19         Revolving Loan Agreement, Revolving Note and General Security
                 Agreement with Bank One, Colorado, N.A. dated March 24, 2000 filed as Exhibit 10 to the Form 10-Q for the quarter ended
                 March 31, 2000 and incorporated herein by reference.

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

   10.24         Deferral and Waiver Agreement with Bank One, Colorado N.A.
                 dated March 31, 2001 filed as Exhibit 10.1 to the Form 8-K dated April 4, 2001 and incorporated herein by reference.

   10.25         Employment Agreement with Richard P. Dutkiewicz dated January
                 22, 2001 filed as Exhibit 10.1 to the Form 10-Q dated March 31,
                 2001 and incorporated herein by reference.

   10.26         Employment Agreement with Timothy M. Micun dated March 2, 2001

   10.27         Employment Agreement with Charles R. Bland dated May 7, 2001

   10.28         Credit and Security Agreement with Wells Fargo Business Credit,
                 Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

   10.29         Patent and Trademark Security Agreement with Wells Fargo
                 Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

   23            Consent of KPMG LLP