Form 10-Q
period 2001-09-30
VARI L CO INC
filed 2001-10-29
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                    Commission File No. 0-23866
September 30, 2001

                              VARI-L COMPANY, INC.

             (Exact name of Registrant as specified in its charter.)

       Colorado                                         06-0679347
------------------------                      -------------------------------
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

                            Yes   X      No
                                -----       -----

         The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001:

       Class of Securities                        Outstanding Securities
       -------------------                        ----------------------
         $0.01 par value                             7,128,123  shares
         Common shares

                              VARI-L COMPANY, INC.

                               September 30, 2001

                                      Index



Part I.           Financial Information

     Item 1.      Financial Statements:

         Balance Sheets, September 30, 2001 (unaudited) and June 30, 2001                                 2

         Statements of Operations, three months ended September 30, 2001
             and 2000 (unaudited)                                                                         3

         Statements of Stockholders' Equity, three months ended September 30,
             2001 (unaudited) and year ended June 30, 2001                                                4

         Statements of Cash Flows, three months ended September 30, 2001
             and 2000 (unaudited)                                                                         5

         Notes to Financial Statements                                                                    6


     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  11

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             15

Part II.          Other Information

     Item 1.      Legal Proceedings                                                                      16

     Item 2.      Changes in Securities                                                                  19

     Item 3.      Defaults upon Senior Securities                                                        19

     Item 4.      Submission of Matters to a Vote of Security Holders                                    19

     Item 5.      Other Information                                                                      19

     Item 6.      Exhibits and Reports on Form 8-K                                                       19

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                            (in thousands of dollars)

                                                                    SEPTEMBER 30,     JUNE 30,
                                  ASSETS                                2001            2001
                                                                    -------------    ----------
                                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                       $       1,683         2,013
    Trade accounts receivable, less allowance for doubtful
       accounts of $212 and $279, respectively                              4,276         5,942
    Inventories                                                             3,119         3,640
    Prepaid expenses and other current assets                                 697           645
                                                                    -------------    ----------

                Total current assets                                        9,775        12,240
                                                                    -------------    ----------

Property and equipment:
    Machinery and equipment                                                11,714        11,616
    Furniture and fixtures                                                    839           822
    Leasehold improvements                                                  1,499         1,500
                                                                    -------------    ----------

                                                                           14,052        13,938
    Less accumulated depreciation and amortization                          6,822         6,362
                                                                    -------------    ----------

                Net property and equipment                                  7,230         7,576

Intangible and other assets, net of accumulated amortization
       of $121 and $109, respectively                                         637           638
                                                                    -------------    ----------

                Total assets                                        $      17,642        20,454
                                                                    =============    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                          $       1,261         1,669
    Accrued compensation                                                    1,004         1,286
    Other accrued expenses                                                    422           428
    Notes payable and current installments of long-term
       obligations                                                            756         1,764
                                                                    -------------    ----------

                Total current liabilities                                   3,443         5,147

Long-term obligations                                                       1,272         1,321
Other liabilities                                                             157           157
                                                                    -------------    ----------

                Total liabilities                                           4,872         6,625
                                                                    -------------    ----------

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized;
       7,128,123 and 7,107,161 shares issued and outstanding,
       respectively                                                            71            71
    Additional paid-in capital                                             36,877        36,829
    Unamortized stock compensation cost                                       (66)          (79)
    Accumulated deficit                                                   (24,112)      (22,992)
                                                                    -------------    ----------

                Total stockholders' equity                                 12,770        13,829
                                                                    -------------    ----------

Commitments and contingencies

                Total liabilities and stockholders' equity          $      17,642        20,454
                                                                    =============    ==========

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

           (in thousands of dollars, except share and per share data)


                                                            THREE MONTHS     THREE MONTHS
                                                               ENDED             ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2001              2000
                                                            -------------    -------------
                                                             (unaudited)      (unaudited)
Net sales                                                   $       5,676           11,495

Cost of goods sold                                                  3,530            6,138
                                                            -------------    -------------

              Gross profit                                          2,146            5,357
                                                            -------------    -------------

Operating expenses:
     Selling                                                          654            1,067
     General and administrative                                     1,879            1,578
     Research and development                                         607            1,514
     Expenses relating to accounting restatements and
        the related shareholder litigation                             85            1,248
                                                            -------------    -------------

              Total operating  expenses                             3,225            5,407
                                                            -------------    -------------

              Operating loss                                       (1,079)             (50)

Other income (expense):
     Interest income                                                   18              158
     Interest expense                                                 (50)            (329)
     Other, net                                                        (9)              20
                                                            -------------    -------------
              Total other income (expense)                            (41)            (151)
                                                            -------------    -------------

              Net loss                                      $      (1,120)            (201)
                                                            =============    =============

Loss per share, basic and diluted                           $       (0.16)           (0.03)
                                                            =============    =============

Weighted average shares outstanding, basic and diluted          7,123,456        7,070,702
                                                            =============    =============


See accompanying notes to financial statements.

                          VARI-L COMPANY, INC.

                   Statements of Stockholders' Equity

                       (in thousands of dollars)


                                                                                      UNAMORTIZED
                                                        COMMON STOCK     ADDITIONAL      STOCK                         TOTAL
                                                    -------------------   PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                                      SHARES     AMOUNT   CAPITAL         COST         DEFICIT         EQUITY
                                                    ----------   ------  ----------   ------------   -----------   -------------
Balance, June 30, 2000                               7,070,423       71      40,525         (4,318)      (21,593)         14,685

Common stock issued under employee stock
   purchase plan                                        35,388       --          45             --            --              45
Common stock issued under stock award plan               1,350       --          11             --            --              11
Stock options forfeited                                     --       --        (219)           219            --              --
Amortization of stock compensation cost                     --       --          --            487            --             487
Reversal of stock compensation due to reformation           --       --      (3,533)         3,533            --              --
Net loss                                                    --       --          --             --        (1,399)         (1,399)
                                                    ----------   ------  ----------   ------------   -----------   -------------

Balance, June 30, 2001                               7,107,161   $   71      36,829            (79)      (22,992)         13,829

Common stock issued under employee stock purchase
   plan (unaudited)                                     20,412       --          48             --            --              48
Common stock issued under stock award plan
   (unaudited)                                             550       --          --             --            --              --
Amortization of stock compensation cost (unaudited)         --       --          --             13            --              13
Net loss (unaudited)                                        --       --          --             --        (1,120)         (1,120)
                                                    ----------   ------  ----------   ------------   -----------   -------------

Balance September 30, 2001 (unaudited)               7,128,123   $   71      36,877            (66)      (24,112)         12,770
                                                    ==========   ======  ==========   ============   ===========   =============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                             Statement of Cash Flows

                            (in thousands of dollars)


                                                                        THREE MONTHS     THREE MONTHS
                                                                            ENDED            ENDED
                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                             2001            2000
                                                                        -------------    -------------
                                                                         (unaudited)      (unaudited)
Net loss                                                                $      (1,120)            (201)
Adjustments to reconcile net loss to cash provided by (used in)
 operating activities:
    Depreciation of property and equipment                                        489              406
    Loss on disposal of assets                                                     12               --
    Amortization of intangible assets                                               8                7
    Common stock issued under profit sharing and stock award plans                 --                8
    Amortization of stock compensation                                             13              211
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                           1,666           (1,835)
       Inventories, net                                                           521              166
       Prepaid expenses and other current assets                                  (52)            (423)
       Trade accounts payable                                                    (408)          (1,289)
       Accrued compensation                                                      (282)             344
       Other accrued expenses and liabilities                                      (6)              59
                                                                        -------------    -------------

                  Total adjustments                                             1,961           (2,346)
                                                                        -------------    -------------

                  Cash provided by (used in) operating activities                 841           (2,547)
                                                                        -------------    -------------

Cash flows from investing activities:
    Purchases of property and equipment                                          (175)            (281)
    Proceeds from sale of equipment                                                20               --
    Increase (decrease) in other assets                                           (11)              (8)
                                                                        -------------    -------------

                  Cash used in investing activities                              (166)            (289)
                                                                        -------------    -------------

Cash flows from financing activities:
    Increase (decrease) in bank overdraft                                          --              486
    Proceeds from notes payable                                                 1,211               --
    Payments of notes payable                                                  (2,199)          (1,600)
    Proceeds from long-term obligations                                            --               --
    Payments of long-term obligations                                             (69)             (16)
    Amortization of debt issue costs                                                4               --
    Proceeds from stock options exercised                                          --               --
    Proceeds from common stock issued under stock purchase plan                    48               --
                                                                        -------------    -------------

                  Cash provided by (used in) financing activities              (1,005)          (1,130)
                                                                        -------------    -------------

                  Increase (decrease) in cash and cash equivalents               (330)          (3,966)

Cash and cash equivalents at beginning of period                                2,013           11,030
                                                                        -------------    -------------

Cash and cash equivalents at end of period                              $       1,683            7,064
                                                                        =============    =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $          40              477
                                                                        =============    =============

    Cash paid for income taxes                                          $          --               --
                                                                        =============    =============

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2001 and 2000



(1)    BASIS OF PRESENTATION

       The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2001, which is derived from the Company's audited financial statements). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2001. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three months ended September 30, 2001 are not necessarily indicative of operating results that can be expected for the full year.

(2)    INVENTORIES

       Inventories, net of allowances for excess and obsolete items, consist of the following:

                                                                   SEPTEMBER 30,       JUNE 30,
                                                                       2001              2001
                                                                   -------------     ------------
                                                                     (in thousands of dollars)
       Finished goods                                              $         414              463
       Work-in-process                                                       483              623
       Raw materials                                                       2,222            2,554
                                                                   -------------     ------------

                                                                   $       3,119            3,640
                                                                   =============     ============

(3)    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       Notes payable and long-term obligations consist of the following:

                                                                   SEPTEMBER 30,       JUNE 30,
                                                                       2001              2001
                                                                   -------------     ------------
                                                                     (in thousands of dollars)
      Notes payable under Revolving Credit Facility:
          Revolving loan                                           $         493            1,481
          Term Loan                                                        1,464            1,500
      Promissory notes                                                         1               21
      Capital lease obligations                                               70               83
                                                                   -------------     ------------

                                                                           2,028            3,085
      Less current installments                                              756            1,764
                                                                   -------------     ------------

               Long-term obligations                               $       1,272            1,321
                                                                   =============     ============

       On June 28, 2001, the Company entered into a credit agreement with Wells Fargo Business Credit, Inc (the "Credit Facility"). The Credit Facility provides for a $6.0 million secured revolving line of

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2001 and 2000


       credit ("Revolving Loan"), up to a $2.5 million secured term loan ("Term Loan"), and a $1.5 million secured capital expenditures loan ("Capital Expenditures Loan") (collectively "the Credit Facility").

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

       The Revolving Loan matures on June 28, 2004 and has interest payable in monthly installments at the prime rate plus 0.5%. The interest rate at September 30, 2001 was 6.5%. The Company is required to pay an unused credit line fee of 0.25% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. At September 30, 2001, the Company had additional borrowing availability of $2.0 million under its Revolving loan, calculated using a formula based on inventories and accounts receivable aged less than 90 days.

       The Term Loan and Capital Expenditures Loan mature on June 28, 2004 and have principal and interest payable in monthly installments at the prime rate plus 1% amortized over seven and five years, respectively. The interest rate on the loans outstanding at September 30, 2001 was 7.0%.

       The Company is required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

       Proceeds from the Credit Facility were used to repay the amount outstanding under the former credit facility, which consisted of a $20.0 million revolving line of credit. The former credit facility provided for interest based on the prime rate plus a margin (9.5% at June 30, 2000). The former credit facility was secured by receivables, inventory, property and equipment.

(4)    INCOME TAXES

       For the three months ended September 30, 2001 and 2000, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

(5) EXPENSES OF ACCOUNTING RESTATEMENTS, SHAREHOLDER LITIGATION AND RELATED MATTERS

       As discussed in note 6, in early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company's statements of operations as "expenses relating to accounting restatements and the related shareholder litigation." Expenses included in this classification include the cost of external

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2001 and 2000


       counsel for services provided in connection with shareholder lawsuits and the Commission's investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses. The accounting restatements were completed in February 2001, however the Company continues to incur costs related to shareholder litigation.

(6)    LITIGATION, COMMITMENTS AND CONTINGENCIES

       SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

       In September 2001, the Company agreed to a settlement with the Securities and Exchange Commission under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Securities Exchange Act of 1934. The proposed settlement would not require the Company to pay any civil penalties or money damages. The settlement has been submitted to the federal district court in Denver for its approval, which the Company considers to be likely. The Commission's complaint also named certain of the Company's current and former officers as defendants, some of whom have also settled with the Commission.

       PRIVATE SECURITIES CLASS ACTION

       A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Colorado beginning in June 2000. On August 30, 2000, all of these class actions were consolidated into a single action, and the Company's obligation to respond to the complaints was deferred until such time as the lead plaintiff for the purported class files an amended complaint. On October 9, 2001, the plaintiff filed a consolidated amended class action complaint alleging violations of the general antifraud provision of the Exchange Act, Section 10(b), and Rule 10b-5 promulgated thereunder, and vicarious liability of the individual defendants for any violations by the Company as "controlling persons" under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages in an unspecified amount, attorneys' fees and costs of suit, and any other relief the court deems just and proper. While there can be no assurance that it will be successful in its defense of this lawsuit, the Company believes that it has valid defenses to the claims alleged against it and intends to vigorously defend itself.

       Although the Company previously engaged in preliminary settlement discussions with the class representatives, there can be no assurance that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, irrespective of the outcome with respect to the Company, the individual defendants may have claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2001 and 2000


       SHAREHOLDER DERIVATIVE SUIT

       On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in Colorado state court in Denver against the same officers named in the class action as well as the members of the Company's board of directors at the time. The Company was named in that action as a nominal defendant. The derivative complaint alleged many of the same facts as in the class actions in federal court, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.

       On April 3, 2001, the Colorado District Court dismissed the derivative action, without prejudice, based on the plaintiff's admitted failure to make demand upon the other shareholders to bring the claims before filing suit. On September 24, 2001, the plaintiff from the dismissed action filed an amended complaint seeking to reinstate that case, claiming that the requirements for a prior demand on the Company's shareholders and its board of directors could not be met or would be futile. The Company has filed a motion to dismiss on various grounds, including the failure to make the required demands, the failure to commence a new action rather than trying to revive the dismissed case, and the availability of new management and a new independent Board member to evaluate the merits, and the timing, of any claims to be brought by the Company against the individual defendants.

       DECLARATORY JUDGMENT ACTION BY EXCESS INSURER

       On June 5, 2001, Agricultural Excess and Surplus Insurance Company ("AESIC"), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in federal district court in Denver asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. The Company is reviewing the claim and intends to take all steps necessary to ensure that the coverage to which it is entitled, and for which it has paid, remains in force. The Company has had preliminary discussions with AESIC, but there can be no assurance that a mutually acceptable resolution can be reached with the insurer.

       The Company is also seeking coverage from Reliance Insurance Company ("Reliance"), the issuer of the $5 million primary directors and officers liability insurance policy in effect at the same time as the AESIC policy. Since May 29, 2001, Reliance has been operating under the supervision of the Pennsylvania Insurance Commissioner pursuant to an Order of Rehabilitation entered by the Commonwealth Court of Pennsylvania against Reliance. On October 3, 2001, the court entered an order of liquidation of Reliance. Reliance did not inform the Company whether it intended to dispute coverage under its policy before the order of liquidation was entered. As a result, Reliance's defenses to the Company's claim, if any, will be considered as part of the liquidation process, when the Company files the required notice of claim with the court. There can be no assurance that the liquidator will not dispute Reliance's obligation to provide coverage to the Company or its officers and directors or that there will be sufficient financial resources to satisfy the Company's claim. Any

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

                 Three months ended September 30, 2001 and 2000


       such failure could have an adverse effect on the Company's future financial results, ability to resolve the litigation pending against the Company and its officers and directors, and on the Company's liability for indemnification of those officers and directors.

       As of the date hereof, the Company is unable to reasonably estimate the possible loss, if any, associated with any of these matters.

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

                              VARI-L COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net Sales

Net sales for the three months ended September 30, 2001 decreased 50.4% to $5.7 million compared with $11.5 million for the three months ended September 30, 2000. This decline is primarily due to a decrease in demand for commercial signal source products consistent with an overall slowdown in the wireless telecommunications industry. Revenue from commercial signal source products was $4.3 million for the three months ended September 30, 2001, a 54.3% decrease from $9.4 million for the three months ended September 30, 2000. Revenue from all other products was $1.4 million for the three months ended September 30, 2001, a 7.7% increase from $1.3 million for the three months ended September 30, 2000. Also included in the three months ended September 30, 2000, was a significant end of life production run generating net sales of $809,000.

Gross Profit

Gross profit for the three months ended September 30, 2001 decreased 61.1% to $2.1 million, or 36.8% of net sales, compared with $5.4 million, or 47.0% of net sales, for the three months ended September 30, 2000. Included in cost of goods sold for the three months ended September 30, 2001 is a charge of $56,000 for an adjustment to inventory carrying costs. Included in cost of goods sold for the three months ended September 30, 2000 is a charge of $546,000 for excess and obsolete inventory. The lower gross profit margin in the 2001 period is primarily attributable to fixed manufacturing overhead incurred on a reduced volume of sales.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $211,000 total amount of stock compensation recorded for the three months ended September 30, 2000, $191,000 relates to options granted in December 1999. In December 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000.

Selling Expenses

Selling expenses for the three months ended September 30, 2001 decreased 38.7% to $654,000, or 11.5% of net sales, compared with $1.1 million, or 9.6% of net sales, for the three months ended September 30, 2000. The decrease in selling expenses was primarily attributable to lower commissions paid to manufacturer's representatives over the reduced volume of sales and a decrease in charges for stock compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2001 increased 19.1% to $1.9 million, or 33.3% of net sales, compared with $1.6 million, or 13.9% of net sales, for the three months ended September 30, 2000. The increase was primarily attributable to higher salaries and wages for new employees hired in 2001, higher amounts paid to independent contractors for information technology consulting services and the timing of audit fees paid in connection with the audit of our financial statements for the year ended June 30, 2001. These increases were partially offset by reduced spending on independent contractors for interim management and accounting services and a decrease in charges for stock compensation.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2001 decreased 59.9% to $607,000, or 10.6% of net sales, compared with $1.5 million or 13.0% of net sales, for the three months ended September 30, 2000. The decrease was primarily attributable to lower salaries and benefits from the permanent transfer of personnel to assist in business development efforts, fewer employees engaged in research and development efforts and a decrease in charges for stock compensation.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the three months ended September 30, 2001 and 2000, were $85,000 and $1.2 million, respectively. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses.

Other Income (Expense)

Interest income decreased 88.6% to $18,000 for the three months ended September 30, 2001 compared with $158,000 for the three months ended September 30, 2000. The decrease was attributable to lower average cash balances available in the quarter for investing, along with lower interest rates on invested balances. Interest expense and other, net, decreased 80.9% to $59,000 for the three months ended September 30, 2001 compared with $309,000 for the three months ended September 30, 2000. The decrease was primarily attributable to reduction in the outstanding debt associated with the new credit facility and lower interest rates on the new credit facility.

Net Income (Loss) and Income (Loss) Per Share

The net loss for the three months ended September 30, 2001 was $1.1 million, or $0.16 per share, compared with a net loss of $201,000, or $0.03 per share, for the three months ended September 30, 2000. Excluding the impact of stock compensation, which is a non-cash charge, and expenses relating to accounting restatements (which management believes are not indicative of continuing operating expenses), net loss for the three months ended September 30, 2001 would have been $1.0 million or $0.14 per share, compared with a net income of $1.3 million, or $0.18 per share (basic and diluted), for the three months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, working capital was $6.3 million, including cash and cash equivalents of $1.7 million. Working capital at June 30, 2001 was $7.1 million, including cash and cash equivalents of $2.0 million. Operations generated $841,000 of cash from the reduction of accounts receivable through collections and lower sales volumes in the quarter. Additionally, we continued our focus on reducing inventory levels and increasing inventory turns. The cash generated from these efforts was partially offset by the net loss, adjusted for non-cash charges, the payment of annual bonuses to employees and reduced accounts payable due to lower costs and expenses from the lower sales volumes.

Capital expenditures for the three months ended September 30, 2001 were $175,000. We focused capital expenditures on new production and test equipment to continue increasing our manufacturing capacity.

We reduced our notes payable and long-term obligations by $1.0 million as of September 30, 2001 as compared to June 30, 2001. Our new credit facility under Wells Fargo Business Credit, Inc. allows us to borrow and re-pay our obligations based upon our cash flow needs at any time subject to maximum loan amounts as determined by our borrowing base.

We are involved in legal proceedings and claims in the ordinary course of our business for which we may be exposed to a certain amount of risk. We are unable to estimate the possible loss, if any, associated with these matters.

Credit Facility

On June 28, 2001, we entered into a credit agreement with Wells Fargo Business Credit, Inc (the "Credit Facility"). Concurrent with the closing of the Credit Facility, we paid our former lender, Bank One, in full.

The Credit Facility provides for a $6.0 million secured revolving line of credit ("Revolving Loan"), a $2.5 million secured term loan ("Term Loan"), and a $1.5 million secured capital expenditures loan ("Capital Expenditures Loan"). In September 2001, the Credit Facility was amended to establish revised financial covenants for the fiscal years ending June 30, 2002 and June 30, 2001. The Credit Facility is secured by substantially all of our accounts receivable, inventories and equipment and is subject to covenants that, among other things, impose limitations on capital expenditures and investments, restrict certain payments and distributions and requires us to maintain certain financial ratios.

The Revolving Loan matures on June 28, 2004 and has interest payable in monthly installments at the prime rate plus 0.5%. The interest rate at September 30, 2001 was 6.5%. We are required to pay an unused credit line fee of 0.25% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. At September 30, 2001, we had additional borrowing availability of $2.0 million under our Revolving Loan, calculated using a formula based on inventories and accounts receivable aged less than 90 days.

The Term Loan and Capital Expenditures Loan mature on June 28, 2004 and have principal and interest payable in monthly installments at the prime rate plus 1% amortized over seven and five years, respectively. The interest rate on the loans outstanding at September 30, 2001 was 7.0%.

We are required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

We believe that anticipated cash flows from operations and borrowings available under the Credit Facility will be adequate to fund our currently planned working capital and capital expenditure requirements at least through June 30, 2002.

Forward-Looking Statements

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

The tragic events of September 11, 2001 have created broad uncertainty on the global economy as a whole. We and our customers are still in the process of assessing the impact on the telecommunications industry in general and more specifically, on the wireless infrastructure market.

While we believe that our facilities are adequate for our current operations, we believe that a single building or facility would be more efficient and cost effective. Accordingly, we are in the process of identifying potential new sites. At this time, we are limiting the search to facilities within a six mile radius of our current facilities.

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

Effect of Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes the accounting and reporting provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with respect to when certain asset impairment losses must be measured and recorded. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We do not anticipate a material impact on our financial condition or results of operations as a result of implementing this standard. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of September 30, 2001, we had notes payable outstanding under our Credit Facility of $2.0 million. Of this amount, $1.5 million was outstanding on our Term Loan at an interest rate of 7.0% and $500,000 was outstanding on our Revolving Loan at an interest rate of 6.5%.

                              VARI-L COMPANY, INC.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with Note 6 to the financial statements.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

In September 2001, the Company agreed to a settlement with the Securities and Exchange Commission under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Securities Exchange Act of 1934. The proposed settlement would not require the Company to pay any civil penalties or money damages. The settlement has been submitted to the federal district court in Denver for its approval, which the Company considers to be likely. The Commission's complaint also named certain of the Company's current and former officers as defendants, some of whom have also settled with the Commission.

Without admitting or denying the allegations in the complaint, Jon L. Clark, the Company's former vice president of finance and chief financial officer, has consented to the entry of an injunction prohibiting future violations of the periodic reporting, record keeping, internal controls, lying to auditors, and antifraud provisions of the federal securities laws. Clark has also agreed to be prohibited from acting as an officer or director of a public company, to pay disgorgement, including prejudgment interest, in the amount of approximately $167,000, and to pay a $50,000 civil penalty. The Commission's complaint also named David G. Sherman, the Company's former president and chief executive officer and a former director, and Sarah H. Hume, the Company's former controller. The Commission's action remains pending against Sherman and Hume. SEC v. Vari-L Company, Inc., David G. Sherman, Jon L. Clark, and Sarah E. Hume, Civ. No. 01-WM-1903, D. Colo.

On September 27, 2001, the Commission entered an order pursuant to Rule 102(e) of the Commission's Rules of Practice barring the Company's former auditors, Haugen, Springer & Co., PC, and its two shareholders, Charles K. Springer and Robert S. Haugen, (the "Auditors") from appearing or practicing before the Commission as accountants. The Commission also entered a cease and desist order against Springer for failing to report fraud and for willfully aiding and abetting violations of the antifraud and reporting provisions of the federal securities laws. The Commission found that the Auditors acted recklessly in failing to obtain sufficient competent evidential matter in the area of revenue recognition, capitalized costs, and inventory; demonstrated a lack of due professional care and professional skepticism in the areas of revenue, long-term assets, and inventory; and violated reporting standards. The Commission also found that Springer knew in 1998 that the Company had or may have improperly recognized $1.3 million of revenue in 1997 but failed to inform the Company's audit committee of the false revenue. The order provides that Haugen and Haugen, Springer & Co. may apply for reinstatement after three years, and Springer may apply for reinstatement after ten years. In addition, Springer was ordered to cease and desist from future violations of Sections 10A, 10(b), and 13(a) of the Exchange Act and rules thereunder. The Auditors consented to the entry of the order without admitting or denying its findings.

On the same date, the Commission ordered Joseph H. Kiser, the Company's Chief Scientific Officer and former Chairman of the Board, to cease and desist from violations of reporting and proxy provisions and to disgorge $58,000 in previously undisclosed compensation he received from the Company. The Commission found that Kiser knew or should have known that the Company lacked accounting procedures and internal controls to prevent financial fraud and failed to cause such controls to be implemented and to ensure that the Company disclosed the payment to him of the additional $58,000 in compensation. Kiser consented to the entry of the Commission's order without admitting or denying its findings.

PRIVATE SECURITIES CLASS ACTION

A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Colorado beginning in June 2000. On August 30, 2000, all of these class actions were consolidated into a single action, and the Company's obligation to respond to the complaints was deferred until such time as the lead plaintiff for the purported class files an amended complaint. On October 9, 2001, the plaintiff filed a consolidated amended class action complaint alleging violations of the general antifraud provision of the Exchange Act, Section 10(b), and Rule 10b-5 promulgated thereunder, and vicarious liability of the individual defendants for any violations by the Company as "controlling persons" under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages in an unspecified amount, attorneys' fees and costs of suit, and any other relief the court deems just and proper. While there can be no assurance that it will be successful in its defense of this lawsuit, the Company believes that it has valid defenses to the claims alleged against it and intends to vigorously defend itself.

Although the Company previously engaged in preliminary settlement discussions with the class representatives, there can be no assurance that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. In addition, irrespective of the outcome with respect to the Company, the individual defendants may have claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

SHAREHOLDER DERIVATIVE SUIT

On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in Colorado state court in Denver against the same officers named in the class action as well as the members of the Company's board of directors at the time. The Company was named in that action as a nominal defendant. The derivative complaint alleged many of the same facts as in the class actions in federal court, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and the shareholders in connection with the Company's erroneous reporting of its financial results.

On April 3, 2001, the Colorado District Court dismissed the derivative action, without prejudice, based on the plaintiff's admitted failure to make demand upon the other shareholders to bring the claims before filing suit. On September 24, 2001, the plaintiff from the dismissed action filed an amended complaint seeking to reinstate that case, claiming that the requirements for a prior demand on the Company's shareholders and its board of directors could not be met or would be futile. The Company has filed a motion to dismiss on various grounds, including the failure to make the required demands, the failure to commence a new action rather than trying to revive the dismissed case, and the availability of new management and a new independent Board member to evaluate the merits, and the timing, of any claims to be brought by the Company against the individual defendants.

DECLARATORY JUDGMENT ACTION BY EXCESS INSURER

On June 5, 2001, Agricultural Excess and Surplus Insurance Company ("AESIC"), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in federal district court in Denver asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. The Company is reviewing the claim and intends to take all steps necessary to ensure that the coverage to which it is entitled, and for which it has paid, remains in force. The Company has had preliminary discussions with AESIC, but there can be no assurance that a mutually acceptable resolution can be reached with the insurer.

The Company is also seeking coverage from Reliance Insurance Company ("Reliance"), the issuer of the $5 million primary directors and officers liability insurance policy in effect at the same time as the AESIC policy. Since May 29, 2001, Reliance has been operating under the supervision of the Pennsylvania Insurance Commissioner pursuant to an Order of Rehabilitation entered by the Commonwealth Court of Pennsylvania against Reliance. On October 3, 2001, the court entered an order of liquidation of Reliance. Reliance did not inform the Company whether it intended to dispute coverage under its policy before the order of liquidation was entered. As a result, Reliance's defenses to the Company's claim, if any, will be considered as part of the liquidation process, when the Company files the required notice of claim with the court. There can be no assurance that the liquidator will not dispute Reliance's obligation to provide coverage to the Company or its officers and directors or that there will be sufficient financial resources to satisfy the Company's claim. Any such failure could have an adverse effect on the Company's future financial results, ability to resolve the litigation pending against the Company and its officers and directors and on the Company's liability for indemnification of those officers and directors.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 First Amendment to Credit and Security Agreement dated September 17, 2001.

(b)  Reports on Form 8-K
     A report on Form 8-K dated June 28, 2001 under Item 5 was filed with the Commission on July 10, 2001. A report on Form 8-K dated July 12, 2001 under
     Item 5 was filed with the Commission on August 2, 2001. A report on Form 8-K dated September 27, 2001 under Items 5 and 9 was filed with the Commission on September 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VARI-L COMPANY, INC.




Date: October 29, 2001                  By:  /s/ RICHARD P. DUTKIEWICZ
      ------------------------------       -------------------------------------
                                             Richard P. Dutkiewicz,
                                             Vice President of Finance and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER           DESCRIPTION
   -------          -----------
    10.1            First Amendment to Credit and Security Agreement dated
                    September 17, 2001.