Form 10-Q
period 2001-12-31
VARI L CO INC
filed 2002-02-12
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                   Commission File No. 0-23866
December 31, 2001

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

                                  Yes X    No
                                     ----      ----

         The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001:

       Class of Securities                               Outstanding Securities
       -------------------                               ----------------------
          $0.01 par value                                   7,128,723 shares
            Common shares

                              VARI-L COMPANY, INC.

                                December 31, 2001

                                      Index


Part I.           Financial Information

     Item 1.      Financial Statements:

         Balance Sheets, December 31, 2001 (unaudited) and June 30, 2001                                  2

         Statements of Operations, three months ended December 31, 2001 and 2000
             and six months ended December 31, 2001 and 2000 (unaudited)                                  3-4

         Statement of Stockholders' Equity, six months ended December 31,
             2001 (unaudited)                                                                             5

         Statements of Cash Flows, six months ended December 31, 2001
             and 2000 (unaudited)                                                                         6

         Notes to Financial Statements                                                                    7


     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  12

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             19

Part II.          Other Information

     Item 1.      Legal Proceedings                                                                      20

     Item 2.      Changes in Securities                                                                  21

     Item 3.      Defaults upon Senior Securities                                                        21

     Item 4.      Submission of Matters to a Vote of Security Holders                                    21

     Item 5.      Other Information                                                                      21

     Item 6.      Exhibits and Reports on Form 8-K                                                       21

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                            (in thousands of dollars)

                                                                                 DECEMBER 31,    JUNE 30,
                                     ASSETS                                         2001           2001
                                                                                 -----------    ----------
                                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                                     $  1,580         2,013
    Trade accounts receivable, net of allowance for doubtful
       accounts of $171 and $279, respectively                                       4,588         5,942
    Inventories                                                                      2,812         3,640
    Prepaid expenses and other current assets                                          541           645
                                                                                  --------      --------

               Total current assets                                                  9,521        12,240
                                                                                  --------      --------

Property and equipment:
    Machinery and equipment                                                         11,897        11,616
    Furniture and fixtures                                                             839           822
    Leasehold improvements                                                           1,499         1,500
                                                                                  --------      --------

                                                                                    14,235        13,938
    Less accumulated depreciation and amortization                                   7,279         6,362
                                                                                  --------      --------

               Net property and equipment                                            6,956         7,576

Intangible and other assets, net of accumulated amortization
       of $133 and $109, respectively                                                  649           638
                                                                                  --------      --------

               Total assets                                                       $ 17,126        20,454
                                                                                  ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                        $    924         1,669
    Accrued compensation                                                               722         1,286
    Other accrued expenses                                                             261           428
    Notes payable and current installments of long-term
       obligations                                                                   1,307         1,764
                                                                                  --------      --------

               Total current liabilities                                             3,214         5,147

Long-term obligations                                                                1,470         1,321
Other liabilities                                                                      156           157
                                                                                  --------      --------

               Total liabilities                                                     4,840         6,625
                                                                                  --------      --------

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized;
       7,128,723 and 7,107,161 shares issued and outstanding,
       respectively                                                                     71            71
    Additional paid-in capital                                                      36,878        36,829
    Unamortized stock compensation cost                                                (52)          (79)
    Accumulated other comprehensive income                                              29            --
    Accumulated deficit                                                            (24,640)      (22,992)
                                                                                  --------      --------

               Total stockholders' equity                                           12,286        13,829
                                                                                  --------      --------

Commitments and contingencies

               Total liabilities and stockholders' equity                         $ 17,126        20,454
                                                                                  ========      ========


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

           (in thousands of dollars, except share and per share data)


                                                                  THREE MONTHS     THREE MONTHS
                                                                      ENDED            ENDED
                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      2001             2000
                                                                  ------------     ------------
                                                                   (unaudited)      (unaudited)
Net sales                                                         $     5,607           10,894

Cost of goods sold                                                      3,285            5,705
                                                                  -----------      -----------

              Gross profit                                              2,322            5,189
                                                                  -----------      -----------

Operating expenses:
     Selling                                                              628            1,246
     General and administrative                                         1,521            2,224
     Research and development                                             717              879
     Expenses relating to accounting restatements and
        the related shareholder litigation, net of recoveries             (51)             620
                                                                  -----------      -----------

              Total operating  expenses                                 2,815            4,969
                                                                  -----------      -----------

              Operating income (loss)                                    (493)             220

Other income (expense):
     Interest income                                                       11              104
     Interest expense                                                     (48)            (316)
     Other, net                                                             2              (18)
                                                                  -----------      -----------

              Total other income (expense)                                (35)            (230)
                                                                  -----------      -----------

              Net loss                                            $      (528)             (10)
                                                                  ===========      ===========

Loss per share, basic and diluted                                 $     (0.07)               *
                                                                  ===========      ===========

Weighted average shares outstanding, basic and diluted              7,128,503        7,079,692
                                                                  ===========      ===========


*       Loss per share is less than $0.01

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

           (in thousands of dollars, except share and per share data)

                                                                  SIX MONTHS       SIX MONTHS
                                                                    ENDED            ENDED
                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     2001             2000
                                                                 -----------      -----------
                                                                 (unaudited)      (unaudited)
Net sales                                                        $    11,283           22,389

Cost of goods sold                                                     6,815           11,843
                                                                 -----------      -----------

             Gross profit                                              4,468           10,546
                                                                 -----------      -----------

Operating expenses:
    Selling                                                            1,282            2,313
    General and administrative                                         3,400            3,802
    Research and development                                           1,324            2,393
    Expenses relating to accounting restatements and
       the related shareholder litigation, net of recoveries              34            1,868
                                                                 -----------      -----------

             Total operating  expenses                                 6,040           10,376
                                                                 -----------      -----------

             Operating income (loss)                                  (1,572)             170

Other income (expense):
    Interest income                                                       29              262
    Interest expense                                                     (98)            (645)
    Other, net                                                            (7)               2
                                                                 -----------      -----------

             Total other income (expense)                                (76)            (381)
                                                                 -----------      -----------

             Net loss                                            $    (1,648)            (211)
                                                                 ===========      ===========

Loss per share, basic and diluted                                $     (0.23)           (0.03)
                                                                 ===========      ===========

Weighted average shares outstanding, basic and diluted             7,125,980        7,070,861
                                                                 ===========      ===========


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                        Statement of Stockholders' Equity

                 (in thousands of dollars, except share amounts)

                                   (Unaudited)


                                                                                                            UNAMORTIZED
                                                                   COMMON STOCK             ADDITIONAL         STOCK
                                                             --------------------------      PAID-IN       COMPENSATION
                                                               SHARES         AMOUNT         CAPITAL           COST
                                                             ----------     -----------    ------------    ------------
Balance, June 30, 2001                                       7,107,161      $        71          36,829             (79)

Common stock issued under employee stock purchase plan          20,412               --              48              --
Common stock issued under stock award plan                       1,150               --               1              --
Amortization of stock compensation cost                             --               --              --              27
Unrealized gain on marketable securities                            --               --              --              --
Net loss                                                            --               --              --              --


    Comprehensive loss

                                                           -----------      -----------     -----------     -----------

Balance, December 31, 2001                                   7,128,723      $        71          36,878             (52)
                                                           ===========      ===========     ===========     ===========


                                                            ACCUMULATED
                                                               OTHER                                           TOTAL
                                                           COMPREHENSIVE   ACCUMULATED     COMPREHENSIVE   STOCKHOLDERS'
                                                              INCOME         DEFICIT           LOSS           EQUITY
                                                           -------------   -----------     -------------   -------------
Balance, June 30, 2001                                             --          (22,992)                         13,829

Common stock issued under employee stock purchase plan             --               --                              48
Common stock issued under stock award plan                         --               --                               1
Amortization of stock compensation cost                            --               --                              27
Unrealized gain on marketable securities                           29               --                29            29
Net loss                                                           --           (1,648)           (1,648)       (1,648)
                                                                                             -----------

    Comprehensive loss                                                                       $    (1,619)
                                                                                             ===========
                                                          -----------      -----------                        --------

Balance, December 31, 2001                                         29          (24,640)                         12,286
                                                          ===========      ===========                        ========

See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                             Statement of Cash Flows

                            (in thousands of dollars)


                                                                      SIX MONTHS     SIX MONTHS
                                                                         ENDED         ENDED
                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         2001           2000
                                                                     ------------   -----------
                                                                      (unaudited)   (unaudited)
Net loss                                                               $(1,648)        (211)
Adjustments to reconcile net loss to cash provided by (used in)
 operating activities:
    Depreciation of property and equipment                                 996          819
    Loss on disposal of assets                                               7           --
    Amortization of intangible assets                                       16           13
    Amortization of debt issue costs                                         8           --
    Common stock issued under profit sharing and stock award plans           1            9
    Amortization of stock compensation                                      27          445
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                    1,354         (473)
       Inventories, net                                                    828        1,293
       Prepaid expenses and other current assets                           133         (395)
       Trade accounts payable                                             (745)      (1,758)
       Accrued compensation                                               (564)         431
       Other accrued expenses and liabilities                             (167)          13
                                                                       -------      -------

                   Total adjustments                                     1,894          397
                                                                       -------      -------

                   Cash provided by operating activities                   246          186
                                                                       -------      -------

Cash flows from investing activities:
    Purchases of property and equipment                                   (442)        (668)
    Proceeds from sale of equipment                                         59           --
    Increase (decrease) in other assets                                    (35)         (25)
                                                                       -------      -------

                   Cash used in investing activities                      (418)        (693)
                                                                       -------      -------

Cash flows from financing activities:
    Increase (decrease) in bank overdraft                                   --         (321)
    Proceeds from notes payable                                          6,899           --
    Payments of notes payable                                           (7,374)      (2,700)
    Proceeds from long-term obligations                                    308           --
    Payments of long-term obligations                                     (142)         (36)
    Proceeds from common stock issued under stock purchase plan             48           --
                                                                       -------      -------

                   Cash used in financing activities                      (261)      (3,057)
                                                                       -------      -------

                   Decrease in cash and cash equivalents                  (433)      (3,564)

Cash and cash equivalents at beginning of period                         2,013       11,030
                                                                       -------      -------

Cash and cash equivalents at end of period                             $ 1,580        7,466
                                                                       =======      =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $    85          739
                                                                       =======      =======

    Cash paid for income taxes                                         $    --           --
                                                                       =======      =======


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

              Three and six months ended December 31, 2001 and 2000


(1)    BASIS OF PRESENTATION

       The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2001, which is derived from the Company's audited financial statements). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2001. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of operating results that can be expected for the full year.

       Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(2)    INVENTORIES

       Inventories, net of allowances for excess and obsolete items, consist of the following:

                                                                             DECEMBER 31,             JUNE 30,
                                                                                2001                    2001
                                                                             -----------              --------
                                                                                  (in thousands of dollars)
       Finished goods                                                          $   396                    463
       Work-in-process                                                             334                    623
       Raw materials                                                             2,082                  2,554
                                                                               -------                 ------
                                                                               $ 2,812                  3,640
                                                                               =======                 ======

(3)    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       Notes payable and long-term obligations consist of the following:

                                                                             DECEMBER 31,             JUNE 30,
                                                                                2001                    2001
                                                                             -----------              --------
                                                                                  (in thousands of dollars)
      Notes payable under Revolving Credit Facility:
          Revolving loan                                                        $1,005                   1,481
          Term Loan                                                              1,716                   1,500
      Promissory notes                                                              --                      21
      Capital lease obligations                                                     56                      83
                                                                                ------                   -----

                                                                                 2,777                   3,085
      Less current installments                                                  1,307                   1,764
                                                                                ------                   -----

               Long-term obligations                                            $1,470                   1,321
                                                                                ======                   =====

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

              Three and six months ended December 31, 2001 and 2000


       On June 28, 2001, the Company entered into a credit agreement with Wells Fargo Business Credit, Inc (the "Credit Facility"). The Credit Facility provides for a $6.0 million secured revolving line of credit ("Revolving Loan"), up to a $2.5 million secured term loan ("Term Loan"), and a $1.5 million secured capital expenditures loan ("Capital Expenditures Loan").

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

       At December 31, 2001, the interest rates on the Revolving Loan and the Term Loan were 5.25% and 5.75%, respectively. The Company had additional borrowing availability of $2.1 million under the Revolving Loan.

       The Company periodically reviews the state of the wireless industry in general and the impact on its financial projections that are provided to Wells Fargo Business Credit, Inc. Due to continued softness of sales demand in the wireless industry, financial projections for the remainder of the fiscal year were revised. Additionally, the Company realized that the continuing softness in the wireless industry and the related impact on sales could have resulted in a violation of the covenants. On February 8, 2002, the Company entered into a second amendment to the Credit Facility. The maximum availability on the Revolving Loan was reduced to $4.0 million, the interest rate was increased to the lender's prime rate plus 1% and the formula for calculating availability no longer includes inventories.

       The Term Loan was modified to accelerate the amortization period of the loan from 84 months to 42 months and the interest rate was increased to the lender's prime rate plus 2.5%. In addition, the commitment for the Capital Expenditures Loan was cancelled.

       The Company is required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

(4)    INCOME TAXES

       A valuation allowance was provided for the income tax benefit of the net operating losses incurred during the three and six months ended December 31, 2001 and 2000.

(5) EXPENSES OF ACCOUNTING RESTATEMENTS, SHAREHOLDER LITIGATION AND RELATED MATTERS

       As discussed in note 6, in early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company's Statements of Operations as "Expenses relating to accounting restatements and the

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

              Three and six months ended December 31, 2001 and 2000


       related shareholder litigation." Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits and the Commission's investigation of the Company, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses. The accounting restatements were completed in February 2001, however the Company continues to incur costs related to shareholder litigation.

(6)    LITIGATION, COMMITMENTS AND CONTINGENCIES

       SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

       In September 2001, the Company agreed to a settlement with the Securities and Exchange Commission under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Securities Exchange Act of 1934. On November 9, 2001, the Company's settlement with the Securities and Exchange Commission was approved by the United States District Court for the District of Colorado.

       PRIVATE SECURITIES CLASS ACTION

       A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Colorado beginning in June 2000. Those actions have since been consolidated and an amended consolidated complaint has been filed by the class representatives. On November 21, 2001, the Company filed a motion to dismiss all claims against the Company in the consolidated private securities class action, Rasner v. Vari-L Company, Inc., Civ. No. 00-S-1181, D. Colo. The Company's motion argues that the amended consolidated complaint alleges wrongdoing by former corporate employees in furtherance of their personal interests, as opposed to corporate interests, which does not state a claim for securities fraud against the Company. The class action representatives have filed their response to the Company's motion to dismiss and the Company has filed a reply to that response but the court has not yet ruled on the motion.

       The Company is engaged in settlement discussions with the class representatives aimed at settling all claims against the Company. While the Company is optimistic that it will be able to reach a settlement agreement with the plaintiffs, there is no assurance that a settlement acceptable to the Company can be achieved or that any settlement reached will not have a material adverse effect on the Company. In addition, any settlement will have to be approved by the court after giving all affected class members an opportunity to express their views concerning the settlement proposal. Moreover, irrespective of the outcome with respect to the Company, the individual defendants may have claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

              Three and six months ended December 31, 2001 and 2000


       As of the date hereof, the Company is unable to reasonably estimate the possible loss, if any, associated with the securities class action.

       SHAREHOLDER DERIVATIVE SUIT

       On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in Colorado state court in Denver against the same officers named in the class action as well as the members of the Company's board of directors at the time. The Company was also named as a nominal defendant. The derivative complaint alleged many of the same facts as in the federal securities class action, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and the shareholders. The action was dismissed without prejudice in April 2001 but an amended complaint was filed by the same plaintiff in September 2001.

       On October 9, 2001, the Company filed a motion to dismiss the second shareholder derivative action, on various grounds, including the failure to make the required demands, the failure to commence a new action rather than trying to revive the previously dismissed case, and the availability of new management and a new independent Board member to evaluate the merits, and the timing, of any claims which could be brought by the Company against the individual defendants. Substantially all of the individual named defendants subsequently joined in the Company's motion.

       Reliance Insurance Company ("Reliance") is the issuer of the $5 million primary directors and officers liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. On October 3, 2001, the Commonwealth Court of Pennsylvania entered an Order of Liquidation for Reliance. In that order, the Pennsylvania court requested, as a matter of comity, that all actions against Reliance, or in which Reliance is obligated to defend a party, that are pending in courts outside of Pennsylvania, be stayed by those courts for a period of ninety days. As a result, the Colorado state court on October 24, 2001 entered an order staying the derivative action involving the Company for said ninety day period.

       The Reliance liquidator has indicated that claimants will be notified in January 2002 concerning the procedures by which insureds and other claimants may file claims against the Reliance estate.

       As of the date hereof, the Company is unable to reasonably estimate the possible loss, if any, associated with the derivative action.

                              VARI-L COMPANY, INC.

                          Notes to Financial Statements

              Three and six months ended December 31, 2001 and 2000


       DECLARATORY JUDGMENT ACTION BY EXCESS INSURER

       On June 5, 2001, Agricultural Excess and Surplus Insurance Company ("AESIC"), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. A settlement conference has been scheduled for February 2002 by the U.S. Magistrate assigned to the case.

       As of the date hereof, the Company is unable to reasonably estimate the possible loss, if any, associated with declaratory judgment action.

       FORMATION OF SPECIAL LITIGATION COMMITTEE

       On December 5, 2001, the Company formed a Special Litigation Committee of the Board of Directors to investigate allegations of wrongdoing during prior financial periods by former employees, as well as current and former members of the Company's Board of Directors.

       The Special Litigation Committee is comprised of two outside directors who joined the Company's Board subsequent to the time of the alleged wrongdoing. The Special Litigation Committee has retained separate counsel to complete the investigation.

       OTHER

       The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse affect on its financial condition, results of operations or liquidity.

(7)    SUBSEQUENT EVENT

       On January 25, 2002, the Company acquired certain assets of Asvan Technologies, LLC. The purchase price was $100,000 in cash and a two year promissory note in the amount of $175,000 secured by a letter of credit. The note has principal and interest payable in equal monthly installments at an annual rate of 10%.

                              VARI-L COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

Net Sales

Net sales for the three months ended December 31, 2001 decreased 48.5% to $5.6 million compared with $10.9 million for the three months ended December 31, 2000. This decline is primarily due to a decrease in demand for commercial signal source products consistent with an overall slowdown in the wireless telecommunications industry. Revenue from commercial signal source products was $4.4 million for the three months ended December 31, 2001, a 52.7% decrease from $9.3 million for the three months ended December 31, 2000. Revenue for the three months ended December 31, 2000 included fees earned from contract modification of approximately $0.3 million. Revenue from all other products was $1.2 million for the three months ended December 31, 2001, a 25.0% decrease from $1.6 million for the three months ended December 31, 2000.

Gross Profit

Gross profit for the three months ended December 31, 2001 decreased 55.3% to $2.3 million, or 41.4% of net sales, compared with $5.2 million, or 47.6% of net sales, for the three months ended December 31, 2000. The gross profit percent in any period can be affected significantly by volume and unusual items.

Fixed manufacturing overhead adversely affects gross profit at lower sales volumes. Accordingly, the reduced sales level for the three months ended December 31, 2001 had the effect of lowering gross profit as a percentage of sales. In prior years, we sometimes increased our inventory of certain parts used in our products to reduce the risk of part shortages. However, this strategy has exposed us to the countervailing risk of accumulating excess inventory. In June 2001, we hired a Director of Materials Management to minimize the risk of excess and obsolete inventory. The Director of Materials Management has introduced new procurement processes that minimize future purchase commitments in excess of our firm order demand, although, parts previously identified as excess inventory continue to exist. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the three months ended December 31, 2001 and 2000 are charges of $66,000 and $340,000, respectively, for excess and obsolete inventory. Additionally, for the three months ended December 31, 2001, we charged $65,000 to cost of goods sold for severance costs related to a reduction in our work force. These charges were offset by $268,000 of recoveries for previously written-off inventory.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $235,000 total amount of stock compensation recorded for the three months ended December 31, 2000, $218,000 relates to options granted in December 1999. In December 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000.

Selling Expenses

Selling expenses for the three months ended December 31, 2001 decreased 49.6% to $0.6 million, or 11.2% of net sales, compared with $1.2 million, or 11.4% of net sales, for the three months ended December 31, 2000. The decrease in selling expenses was primarily attributable to lower commissions paid to manufacturer's representatives as a result of reduced sales volume and a decrease in charges for non-cash stock compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2001 decreased 31.6% to $1.5 million, or 27.1% of net sales, compared with $2.2 million, or 20.4% of net sales, for the three months ended December 31, 2000. The dollar decrease was primarily attributable to significantly reduced spending on independent contractors for interim management and accounting services and a decrease in charges for non-cash stock compensation, partially offset by an increase in salaries and wages for new employees hired in 2001. Additionally, we recognized a $145,000 benefit from an insurance recovery for undocumented travel advances to a former employee offset by $20,000 for severance costs related to a reduction in our work force.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2001 decreased 18.4% to $0.7 million, or 12.8% of net sales, compared with $0.9 million or 8.1% of net sales, for the three months ended December 31, 2000. The decrease was primarily attributable to a decrease in charges for non-cash stock compensation offset by $16,000 for severance costs related to a reduction in our work force.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses. Included in expenses relating to accounting restatements and the related shareholder litigation for the three months ended December 31, 2001, is a benefit of $117,000 resulting from an adjustment of an estimated liability recorded in a previous period. Expenses relating to the accounting restatements and the related shareholder litigation for the three months ended December 31, 2000 were $0.6 million.

Other Income (Expense)

Interest income decreased 89.4% to $11,000 for the three months ended December 31, 2001 compared with $104,000 for the three months ended December 31, 2000. The decrease was attributable to lower average cash balances available in the quarter for investing, along with lower interest rates on invested balances. Interest expense and other, net, decreased 86.2% to $46,000 for the three months ended December 31, 2001 compared with $334,000 for the three months ended December 31, 2000. The decrease was primarily attributable to reduction in the outstanding debt associated with the new credit facility and lower interest rates on the new credit facility.

Net Loss and Loss per Share

The net loss for the three months ended December 31, 2001 was $528,000 or $0.07 per share. Excluding the impact of stock compensation, which is a non-cash charge, expenses relating to accounting restatements and the related shareholder litigation (which management believes are not indicative of continuing operating expenses) and severance costs associated with the reduction in our workforce, offset by the benefit of the inventory recovery and the insurance recovery for undocumented travel advances, net loss would have been $878,000 or $0.12 per share.

For the three months ended December 31, 2000, the net loss was $10,000, or less than $0.01 per share. Excluding the impact of stock compensation, which is a non-cash charge and expenses relating to accounting restatements (which management believes are not indicative of continuing operating expenses) net income for the three months ended December 31, 2000 would have been $845,000 or $0.12 per share.

Results of Operations for the Six Months Ended December 31, 2001 Compared to the Six Months Ended December 31, 2000

Net Sales

Net sales for the six months ended December 31, 2001 decreased 49.6% to $11.3 million compared with $22.4 million for the six months ended December 31, 2000. This decline is primarily due to a decrease in demand for commercial signal source products consistent with an overall slowdown in the wireless telecommunications industry. Revenue from commercial signal source products was $8.7 million for the six months ended December 31, 2001, a 53.5% decrease from $18.7 million for the six months ended December 31, 2000. Revenue for the six months ended December 31, 2000 included fees earned from a contract modification of approximately $0.3 million. Revenue from all other products was $2.6 million for the six months ended December 31, 2001, a 29.7% decrease from $3.7 million for the six months ended December 31, 2000. Revenue for the six months ended December 31, 2000 included a significant end-of-life production run generating net sales of approximately $0.8 million.

Gross Profit

Gross profit for the six months ended December 31, 2001 decreased 57.6% to $4.5 million, or 39.6% of net sales, compared with $10.5 million, or 47.1% of net sales, for the six months ended December 31, 2000. The gross profit percent in any period can be affected significantly by volume and unusual items.

Fixed manufacturing overhead adversely affects gross profit at lower sales volumes. Accordingly, the reduced sales level for the six months ended December 31, 2001 had the effect of lowering gross profit as a percentage of sales. In prior years, we sometimes increased our inventory of certain parts used in our products to reduce the risk of part shortages. However, this strategy has exposed us to the countervailing risk of accumulating excess inventory. In June 2001, we hired a Director of Materials Management to minimize the risk of excess and obsolete inventory. The Director of Materials Management has introduced new procurement processes that minimize future purchase commitments in excess of our firm order demand, although, parts previously identified as excess inventory continue to exist. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the six months ended December 31, 2001 and 2000 are charges of $122,000 and $886,000, respectively, for excess and obsolete inventory. Additionally, for the six months ended December 31, 2001, we charged $65,000 to cost of goods sold for severance costs related to a reduction in our work force. These charges were offset by $268,000 of recoveries for previously written-off inventory.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $445,000 total amount of stock compensation recorded for the six months ended December 31, 2000, $409,000 relates to options granted in December 1999. In December 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000.

Selling Expenses

Selling expenses for the six months ended December 31, 2001 decreased 44.6% to $1.3 million, or 11.4% of net sales, compared with $2.3 million, or 10.3% of net sales, for the six months ended December 31, 2000. The decrease in selling expenses was primarily attributable to lower commissions paid to manufacturer's representatives as a result of reduced sales volume and a decrease in charges for non-cash stock compensation.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2001 decreased 10.6% to $3.4 million, or 30.1% of net sales, compared with $3.8 million, or 17.0% of net sales, for the six months ended December 31, 2000. The dollar decrease was primarily attributable to reduced spending on independent contractors for interim management and accounting services and a decrease in charges for non-cash stock compensation, partially offset by an increase in salaries and wages for new employees hired in 2001. Additionally, we recognized a $145,000 benefit from an insurance recovery for undocumented travel advances to a former employee offset by $20,000 for severance costs related to a reduction in our work force.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2001 decreased 44.7% to $1.3 million, or 11.7% of net sales, compared with $2.4 million or 10.7% of net sales, for the six months ended December 31, 2000. The decrease was primarily attributable to lower salaries and benefits from the permanent transfer of personnel to assist in business development efforts, fewer employees engaged in research and development efforts and a decrease in charges for non-cash stock compensation offset by $16,000 for severance costs related to a reduction in our work force.

Expenses Relating to Accounting Restatements and the Related Shareholder Litigation

Expenses relating to the accounting restatements and the related shareholder litigation for the six months ended December 31, 2001 and 2000, were $34,000 and $1.9 million, respectively. Included in expenses relating to accounting restatements and the related shareholder litigation for the six months ended December 31, 2001, is a benefit of $117,000 resulting from an adjustment of an estimated liability recorded in a previous period. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses.

Other Income (Expense)

Interest income decreased 88.9% to $29,000 for the six months ended December 31, 2001 compared with $262,000 for the six months ended December 31, 2000. The decrease was attributable to lower average cash balances available in the quarter for investing, along with lower interest rates on invested balances. Interest expense and other, net, decreased 83.7% to $105,000 for the six months ended December 31, 2001 compared with $643,000 for the six months ended December 31, 2000. The decrease was primarily attributable to reduction in the outstanding debt associated with the new credit facility and lower interest rates on the new credit facility.

Net Loss and Loss per Share

The net loss for the six months ended December 31, 2001 was $1.6 million or $0.23 per share. Excluding the impact of stock compensation, which is a non-cash charge, expenses relating to accounting restatements and the related shareholder litigation (which management believes are not indicative of continuing operating expenses) and severance costs associated with the reduction in our workforce, offset by the benefit of the inventory recovery and the insurance recovery for undocumented travel advances, net loss would have been $1.9 million or $0.27 per share.

For the six months ended December 31, 2000, the net loss was $211,000, or $0.03 per share. Excluding the impact of stock compensation, which is a non-cash charge and expenses relating to accounting restatements (which management believes are not indicative of continuing operating expenses) net income for the three months ended December 31, 2000 would have been $2.1 million or $0.30 per share (basic and diluted).

Liquidity and Capital Resources

As of December 31, 2001, working capital was $6.3 million, including cash and cash equivalents of $1.6 million. Working capital at June 30, 2001 was $7.1 million, including cash and cash equivalents of $2.0 million. Operating activities generated $246,000 of cash, largely from the reduction of accounts receivable through collections and lower sales volumes in the quarter. Additionally, we continued our focus on reducing inventory levels and increasing inventory turns. The cash generated from these efforts was partially offset by the net loss, adjusted for non-cash charges, the payment of annual bonuses to employees and reduced accounts payable due to lower costs and expenses attributable to lower sales volumes.

Capital expenditures for the six months ended December 31, 2001 were $442,000. We focused capital expenditures primarily on information technology hardware and software.

We reduced our notes payable and long-term obligations by $0.3 million as of December 31, 2001 as compared to June 30, 2001. Our new credit facility under Wells Fargo Business Credit, Inc. allows us to borrow and re-pay our obligations based upon our cash flow needs at any time subject to maximum loan amounts as determined by a calculated borrowing base.

We are involved in legal proceedings and claims in the ordinary course of our business for which we may be exposed to a certain amount of risk. We are unable to estimate the possible loss, if any, associated with these matters.

While we believe that a single building or facility would be more efficient and cost effective, we have not yet found a facility at this time which fits our needs. We are continuing to review various alternatives on our facilities.

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

The Company periodically reviews the state of the wireless industry in general and the impact on its financial projections that are provided to Wells Fargo Business Credit, Inc. Due to continued softness of sales demand in the wireless industry, financial projections for the remainder of the fiscal year were revised. Additionally, the Company realized that the continuing softness in the wireless industry and the related impact on sales could have resulted in a violation of the covenants. On February 8, 2002, the Company entered into a second amendment to the Credit Facility. The maximum availability on the Revolving Loan was reduced to $4.0 million, the interest rate was increased to the lender's prime rate plus 1% and the formula for calculating availability no longer includes inventories.

The Term Loan was modified to accelerate the amortization period of the loan from 84 months to 42 months and the interest rate was increased to the lender's prime rate plus 2.5%. In addition, the commitment for the Capital Expenditures Loan was cancelled.

At December 31, 2001, the interest rates on the Revolving Loan and the Term Loan were 5.25% and 5.75%, respectively. The Company had additional borrowing availability of $2.1 million under the Revolving Loan.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of December 31, 2001, we had notes payable outstanding under our Credit Facility of $2.7 million. Of this amount, $1.7 million was outstanding on our Term Loan at an interest rate of 5.75% and $1.0 million was outstanding on our Revolving Loan at an interest rate of 5.25%.

                              VARI-L COMPANY, INC.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with Note 6 to the financial statements.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

On November 9, 2001, the Company's settlement with the Securities and Exchange Commission was approved by the United States District Court for the District of Colorado.

PRIVATE SECURITIES CLASS ACTION

On November 21, 2001, the Company filed a motion to dismiss all claims against the Company in the consolidated private securities class action, Rasner v. Vari-L Company, Inc., Civ. No. 00-S-1181, D. Colo. The Company's motion argues that the amended consolidated complaint alleges wrongdoing by former corporate employees in furtherance of their personal interests, as opposed to corporate interests, which does not state a claim for securities fraud against the Company. The class action representatives have filed their response to the Company's motion to dismiss and the Company has filed a reply to that response but the court has not yet ruled on the motion.

The Company is engaged in settlement discussions with the class representatives aimed at settling all claims against the Company. While the Company is optimistic that it will be able to reach a settlement agreement with the plaintiffs, there is no assurance that a settlement acceptable to the Company can be achieved or that any settlement reached will not have a material adverse effect on the Company. Any settlement will have to be approved by the court after giving all affected class members an opportunity to express their views concerning the settlement proposal. Moreover, irrespective of the outcome with respect to the Company, the individual defendants may have claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

SHAREHOLDER DERIVATIVE SUIT

On October 3, 2001, the Commonwealth Court of Pennsylvania entered an Order of Liquidation for Reliance Insurance Company, the issuer of the Company's $5 million primary directors and officers insurance policy in force for the period of time covered by the class action and derivative litigation. In that order, the Pennsylvania court requested, as a matter of comity, that all actions against Reliance, or in which Reliance is obligated to defend a party, that are pending in courts outside of Pennsylvania, be stayed by those courts for a period of ninety days. As a result, the

Colorado state court on October 24, 2001 entered an order staying the derivative action against the Company for said ninety day period.

The Reliance liquidator has indicated that claimants will be notified in January 2002 concerning the procedures by which insureds and other claimants may file claims against the Reliance estate.

On October 9, 2001, the Company filed a motion to dismiss the shareholder derivative action, on various grounds, including the failure to make the required demands, the failure to commence a new action rather than trying to revive the previously dismissed case, and the availability of new management and a new independent Board member to evaluate the merits, and the timing, of any claims which could be brought by the Company against the individual defendants. Substantially all of the individual named defendants subsequently joined in the Company's motion.

DECLARATORY JUDGMENT ACTION BY EXCESS INSURER

A settlement conference has been scheduled for February 2002 by the U.S. Magistrate assigned to this declaratory judgment action brought by the Company's excess liability directors and officers liability insurance carrier.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit 10.1 Employee Stock Purchase Plan as of November 30, 2001.

(b)    Reports on Form 8-K

       A report on Form 8-K dated October 30, 2001 under Item 9 was filed with the Commission on October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VARI-L COMPANY, INC.




Date: February 11, 2002                By:/s/ RICHARD P. DUTKIEWICZ
      -----------------                   -----------------------------
                                          Richard P. Dutkiewicz,
                                          Vice President of Finance and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
Exhibit 10.1      Employee Stock Purchase Plan as of November 30,
                  2001.