Form 10-Q/A
period 2001-12-31
VARI L CO INC
filed 2002-03-08
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                    Commission File No. 0-23866
December 31, 2001

                              VARI-L COMPANY, INC.
             -------------------------------------------------------
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

                              VARI-L COMPANY, INC.

                               December 31, 2001




CORRECTION OF TYPOGRAPHICAL ERROR IN ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We incorporate by reference herein Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation for the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2001 as filed with the Commission, except for the second paragraph of Results of Operation for the Six Months Ended December 31, 2001 Compared to the Six Months ended December 31, 2000 -- Net Loss and Loss per Share, in which a typographical error was made by referencing a three month period instead of six month period for proforma net income.


Results of Operation for the Six Months Ended December 31, 2001 Compared to the Six Months ended December 31, 2000

* * * *

Net Loss and Loss per Share

* * * *

For the six months ended December 31, 2000, the net loss was $211,000, or $0.03 per share. Excluding the impact of stock compensation, which is a non-cash charge and expenses relating to accounting restatements (which management believes are not indicative of continuing operating expenses) net income for the six months ended December 31, 2000 would have been $2.1 million or $0.30 per share (basic and diluted).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VARI-L COMPANY, INC.




Date: March 7, 2002                 By: /s/ Richard P. Dutkiewicz
      ----------------------           -----------------------------------------
                                            Richard P. Dutkiewicz,
                                            Vice President of Finance and
                                            Chief Financial Officer