Form 10-Q
period 2002-03-31
VARI L CO INC
filed 2002-05-09
CIK 917173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                   Commission File No. 0-23866
March 31, 2002

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

                          Yes  X        No
                              ---          ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002:

       Class of Securities                           Outstanding Securities
       -------------------                           ----------------------
        $0.01 par value                                 7,178,932 shares
        Common shares

                              VARI-L COMPANY, INC.

                                 March 31, 2002

                                      Index

Part I.           Financial Information

     Item 1.      Financial Statements:

         Balance Sheets, March 31, 2002 (unaudited) and June 30, 2001                                     2

         Statements of Operations, three months ended March 31, 2002 and 2001
             and nine months ended March 31, 2002 and 2001 (unaudited)                                    3-4

         Statement of Stockholders' Equity, nine months ended March 31,
             2002 (unaudited)                                                                             5

         Statements of Cash Flows, nine months ended March 31, 2002
             and 2001 (unaudited)                                                                         6

         Notes to Financial Statements (unaudited)                                                        7


     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  14

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             21

Part II.          Other Information

     Item 1.      Legal Proceedings                                                                      22

     Item 2.      Changes in Securities                                                                  23

     Item 3.      Defaults upon Senior Securities                                                        23

     Item 4.      Submission of Matters to a Vote of Security Holders                                    23

     Item 5.      Other Information                                                                      23

     Item 6.      Exhibits and Reports on Form 8-K                                                       23

                              VARI-L COMPANY, INC.

                                 Balance Sheets

                            (in thousands of dollars)


                                                                                    MARCH 31,          JUNE 30,
                             ASSETS                                                   2002               2001
                                                                                   ------------      ------------
                                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                     $      1,604             2,013
     Trade accounts receivable, net of allowance for doubtful
        accounts of $228 and $279, respectively                                           2,752             5,942
     Inventories                                                                          2,851             3,640
     Prepaid expenses and other current assets                                              687               645
                                                                                   ------------      ------------

                 Total current assets                                                     7,894            12,240
                                                                                   ------------      ------------

Property and equipment:
     Machinery and equipment                                                             12,154            11,616
     Furniture and fixtures                                                                 839               822
     Leasehold improvements                                                               1,509             1,500
                                                                                   ------------      ------------

                                                                                         14,502            13,938
     Less accumulated depreciation and amortization                                       7,687             6,362
                                                                                   ------------      ------------

                 Net property and equipment                                               6,815             7,576

Intangible and other assets, net of accumulated amortization
        of $148 and $109, respectively                                                      787               638
                                                                                   ------------      ------------

                 Total assets                                                      $     15,496            20,454
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                        $      1,147             1,669
     Accrued compensation                                                                   949             1,286
     Other accrued expenses                                                                 257               428
     Notes payable and current installments of long-term
        obligations                                                                         642             1,764
                                                                                   ------------      ------------

                 Total current liabilities                                                2,995             5,147

Long-term obligations                                                                     1,190             1,321
Other liabilities                                                                           152               157
                                                                                   ------------      ------------

                 Total liabilities                                                        4,337             6,625
                                                                                   ------------      ------------

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized;
        7,178,932 and 7,107,161 shares issued and outstanding,
        respectively                                                                         72                71
     Additional paid-in capital                                                          36,943            36,829
     Unamortized stock compensation cost                                                    (39)              (79)
     Accumulated other comprehensive income                                                  34                --
     Accumulated deficit                                                                (25,851)          (22,992)
                                                                                   ------------      ------------

                 Total stockholders' equity                                              11,159            13,829
                                                                                   ------------      ------------

Commitments and contingencies
                 Total liabilities and stockholders' equity                        $     15,496            20,454
                                                                                   ============      ============



See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

           (in thousands of dollars, except share and per share data)


                                                          THREE MONTHS        THREE MONTHS
                                                              ENDED              ENDED
                                                            MARCH 31,          MARCH 31,
                                                              2002               2001
                                                          -------------      -------------
                                                           (unaudited)         (unaudited)
Net sales                                                 $       5,163             10,000

Cost of goods sold                                                3,235              4,521
                                                          -------------      -------------
              Gross profit                                        1,928              5,479
                                                          -------------      -------------
Operating expenses:
     Selling                                                        691              1,058
     General and administrative                                   1,551              2,916
     Research and development                                       624                825
     Expenses relating to accounting restatements and
        related legal matters, net of recoveries                    222                465
                                                          -------------      -------------
              Total operating  expenses                           3,088              5,264
                                                          -------------      -------------
              Operating income (loss)                            (1,160)               215

Other income (expense):
     Interest income                                                 11                 92
     Interest expense                                               (47)              (258)
     Other, net                                                     (15)                (6)
                                                          -------------      -------------
              Total other income (expense)                          (51)              (172)
                                                          -------------      -------------
              Net income (loss)                           $      (1,211)                43
                                                          =============      =============
Earnings (loss) per share, basic                          $       (0.17)              0.01
                                                          =============      =============
Weighted average shares outstanding, basic                    7,178,451          7,087,048
                                                          =============      =============
Earnings (loss) per share, diluted                        $       (0.17)              0.01
                                                          =============      =============
Weighted average shares outstanding, diluted                  7,178,451          7,119,614
                                                          =============      =============




See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                            Statements of Operations

           (in thousands of dollars, except share and per share data)


                                                            NINE MONTHS       NINE MONTHS
                                                               ENDED             ENDED
                                                             MARCH 31,         MARCH 31,
                                                               2002              2001
                                                           -------------      -------------
                                                            (unaudited)        (unaudited)

Net sales                                                  $      16,446             32,389

Cost of goods sold                                                10,050             16,364
                                                           -------------      -------------
             Gross profit                                          6,396             16,025
                                                           -------------      -------------
Operating expenses:
    Selling                                                        1,973              3,326
    General and administrative                                     4,951              6,860
    Research and development                                       1,948              3,121
    Expenses relating to accounting restatements and
       related legal matters, net of recoveries                      256              2,333
                                                           -------------      -------------
             Total operating  expenses                             9,128             15,640
                                                           -------------      -------------
             Operating income (loss)                              (2,732)               385

Other income (expense):
    Interest income                                                   40                354
    Interest expense                                                (145)              (903)
    Other, net                                                       (22)                (4)
                                                           -------------      -------------
             Total other income (expense)                           (127)              (553)
                                                           -------------      -------------
             Net loss                                      $      (2,859)              (168)
                                                           =============      =============
Loss per share, basic and diluted                          $       (0.40)             (0.02)
                                                           =============      =============
Weighted average shares outstanding, basic and diluted         7,143,215          7,076,176
                                                           =============      =============


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                        Statement of Stockholders' Equity

                 (in thousands of dollars, except share amounts)

                                   (Unaudited)

                                                                                          UNAMORTIZED     ACCUMULATED
                                                      COMMON STOCK           ADDITIONAL      STOCK           OTHER
                                               --------------------------     PAID-IN     COMPENSATION   COMPREHENSIVE
                                                  SHARES         AMOUNT       CAPITAL        COST           INCOME
                                               -----------    -----------   -----------   ------------   -------------
Balance, June 30, 2001                           7,107,161    $        71        36,829            (79)            --

Common stock issued under employee stock
    purchase plan                                   76,011              1           123             --             --
Common stock issued under stock award plan           2,000             --             2             --             --
Amortization of stock compensation cost                 --             --            --             36             --
Stock options forfeited                                 --             --            (4)             4             --
Common stock repurchased and retired                (6,240)            --            (7)            --             --
Unrealized gain on marketable securities                --             --            --             --             34
Net loss                                                --             --            --             --             --


    Comprehensive loss

                                               -----------    -----------   -----------    -----------    -----------
Balance, March 31, 2002                          7,178,932    $        72        36,943            (39)            34
                                               ===========    ===========   ===========    ===========    ===========


                                                                                  TOTAL
                                                ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS'
                                                  DEFICIT          LOSS          EQUITY
                                                -----------   -------------  -------------
Balance, June 30, 2001                             (22,992)                        13,829

Common stock issued under employee stock
    purchase plan                                       --                            124
Common stock issued under stock award plan              --                              2
Amortization of stock compensation cost                 --                             36
Stock options forfeited                                 --                             --
Common stock repurchased and retired                    --                             (7)
Unrealized gain on marketable securities                --              34             34
Net loss                                            (2,859)         (2,859)        (2,859)
                                                               -----------

    Comprehensive loss                                        $     (2,825)
                                                              ============
                                               -----------                    -----------
Balance, March 31, 2002                            (25,851)                        11,159
                                               ===========                    ===========


See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                             Statement of Cash Flows

                            (in thousands of dollars)


                                                                          NINE MONTHS       NINE MONTHS
                                                                             ENDED             ENDED
                                                                           MARCH 31,         MARCH 31,
                                                                             2002              2001
                                                                          ------------      ------------
                                                                          (unaudited)       (unaudited)

Net loss                                                                  $     (2,859)             (168)
Adjustments to reconcile net loss to cash provided by (used in)
 operating activities:
    Depreciation and amortization                                                1,592             1,742
    Loss on disposal of assets                                                      30                 6
    Common stock issued under employee purchase and stock award plans                2                10
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                            3,190              (578)
       Inventories, net                                                            789             1,868
       Prepaid expenses and other current assets                                    (8)             (392)
       Trade accounts payable                                                     (522)           (2,077)
       Accrued compensation                                                       (337)              (16)
       Other accrued expenses and other liabilities                               (176)                7
                                                                          ------------      ------------
                   Total adjustments                                             4,560               570
                                                                          ------------      ------------
                   Cash provided by operating activities                         1,701               402
                                                                          ------------      ------------

Cash flows from investing activities:
    Purchases of property and equipment                                           (845)           (1,904)
    Proceeds from sale of equipment                                                 59                22
    Increase in other assets                                                      (129)              (58)
                                                                          ------------      ------------
                   Cash used in investing activities                              (915)           (1,940)
                                                                          ------------      ------------
Cash flows from financing activities:
    Decrease in bank overdraft                                                      --               (19)
    Proceeds from notes payable                                                  7,089                --
    Payments of notes payable                                                   (8,570)           (4,779)
    Proceeds from long-term obligations                                            485                --
    Payments of long-term obligations                                             (257)              (34)
    Payment of debt issue costs                                                    (59)               --
    Common stock repurchased                                                        (7)               --
    Proceeds from common stock issued under stock purchase plan                    124                45
                                                                          ------------      ------------
                   Cash used in financing activities                            (1,195)           (4,787)
                                                                          ------------      ------------
                   Decrease in cash and cash equivalents                          (409)           (6,325)
Cash and cash equivalents at beginning of period                                 2,013            11,030
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $      1,604             4,705
                                                                          ============      ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $        120             1,058
                                                                          ============      ============
    Cash paid for income taxes                                            $         --                --
                                                                          ============      ============



See accompanying notes to financial statements.

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001




(1)      BASIS OF PRESENTATION

         The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2001, which is derived from the Company's audited financial statements). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 2001. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of operating results that can be expected for the full year.

         Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

(2)      INVENTORIES

         Inventories, net of allowances for excess and obsolete items, consist of the following:


                     MARCH 31,         JUNE 30,
                       2002             2001
                    ------------     ------------
                      (in thousands of dollars)
Finished goods      $        397              463
Work-in-process              541              623
Raw materials              1,913            2,554
                    ------------     ------------
                    $      2,851            3,640
                    ============     ============


(3)    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       Notes payable and long-term obligations consist of the following:


                                           MARCH 31,        JUNE 30,
                                             2002             2001
                                         ------------     ------------
                                           (in thousands of dollars)

Notes payable under Credit Facility:
    Revolving loan                       $         --            1,481
    Term Loan                                   1,629            1,500
Promissory notes                                  161               21
Capital lease obligations                          42               83
                                         ------------     ------------

                                                1,832            3,085
Less current installments                         642            1,764
                                         ------------     ------------

         Long-term obligations           $      1,190            1,321
                                         ============     ============

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001

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

       In September 2001, the Credit Facility was amended to establish revised financial covenants for the fiscal years ending June 30, 2001 and June 30, 2002.

       The Company periodically reviews the state of the wireless industry in general and the impact on its financial projections that are provided to Wells Fargo Business Credit, Inc. Due to continued softness of sales demand in the wireless industry, financial projections for the remainder of the fiscal year were revised in November 2001. Additionally, the Company recognized that the continuing softness in the wireless industry and the related impact on sales could have resulted in a violation of the covenants. Accordingly, on February 8, 2002, the Company entered into a second amendment to the Credit Facility. The maximum availability on the Revolving Loan was reduced to $4.0 million, the interest rate was increased to the lender's prime rate plus 1% and the formula for calculating availability no longer includes inventories. The Term Loan was modified to accelerate the amortization period of the loan from 84 months to 42 months and the interest rate was increased to the lender's prime rate plus 2.5%. In addition, the commitment for the Capital Expenditures Loan was cancelled.

       At March 31, 2002, the interest rates on the Revolving Loan and the Term Loan were 5.75% and 7.25%, respectively. The Company had additional borrowing availability of $1.9 million under the Revolving Loan.

       The Company is required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

(4)    INCOME TAXES

       A valuation allowance was provided for the income tax benefit of the net operating losses incurred during the three and nine months ended March 31, 2002 and 2001.

(5) EXPENSES OF ACCOUNTING RESTATEMENTS, SHAREHOLDER LITIGATION AND RELATED MATTERS

       In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company's

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001



       Statements of Operations as "Expenses relating to accounting restatements and related legal matters, net of recoveries." Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission's investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses. The accounting restatements were completed in February 2001, however the Company continues to incur costs related to shareholder litigation and legal fees and expenses of the Special Litigation Committee.

(6)    ACQUISITIONS

       On January 25, 2002, the Company acquired certain assets of Asvan Technologies, LLC ("Asvan") for approximately $313,000. The purchase price included $100,000 in cash, a two year promissory note in the amount of $175,000 secured by a letter of credit and approximately $38,000 in direct costs of acquisition. The note has principal and interest payable in equal monthly installments at an annual rate of 10%. The fair value of assets acquired was approximately $201,000, resulting in goodwill of approximately $112,000.

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. Accordingly, goodwill of $112,000 recorded in connection with the acquisition of certain assets of Asvan will not be amortized and will be reviewed for impairment at least annually.

(7)    PROFIT SHARING AND STOCK OPTION PLANS

       PROFIT SHARING PLAN

       Effective December 31, 2001, the Company's Board of Directors terminated the Vari-L Company, Inc. Profit Sharing Plan and Trust (the "Plan"). Under termination of the Plan, participants became fully vested in their accounts. The assets of the Plan, which were primarily comprised of shares of the Company's common stock, were distributed on March 15, 2002.

       STOCK OPTION PLAN

       Effective April 25, 2002, the Company filed a Tender Offer (the "Offer") with the Securities and Exchange Commission which offers employees the right to exchange all outstanding options to purchase shares of Company common stock with an exercise price equal to $34.50 per share for replacement options to be granted no earlier than six months and one day from the expiration of the

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001




       Offer at an exercise price equal to no less than the fair market value of the common stock on that date.


(8)    LITIGATION, COMMITMENTS AND CONTINGENCIES

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

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001




       SHAREHOLDER DERIVATIVE SUIT

       On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in District Court, City and County of Denver against the same officers named in the class action as well as the members of the Company's board of directors at the time. The Company was also named as a nominal defendant. The derivative complaint alleged many of the same facts as in the federal securities class action, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and the shareholders. The action was dismissed without prejudice in April 2001 but an amended complaint was filed by the same plaintiff in September 2001.

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

       On April 4, 2002, the court granted the plaintiff's motion for a stay of the shareholders derivative action against certain of the Company's former officers and directors pending the results of the investigation by the Company's Special Litigation Committee of the claims raised in that action.

       INSURANCE CLAIMS

       Reliance Insurance Company ("Reliance") is the issuer of the $5 million primary directors and officers' liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate.

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

       A settlement conference was held in February 2002 before the U.S. Magistrate assigned to this declaratory judgment action brought by the Company's excess liability directors and officers liability insurance carrier. Representatives of the excess insurer, the Company, the individual defendants in the securities class action, and the plaintiffs in the securities class action attended the conference. While meaningful discussions were held at that conference, no settlement was reached and no further settlement conference has been scheduled.

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001

       COMPANY ACTION AGAINST FORMER OFFICERS

       On December 5, 2001, the Company formed a Special Litigation Committee of the Board of Directors. The Special Litigation Committee is comprised of two outside directors who joined the Company's Board subsequent to the time of certain alleged wrongdoings as discussed below.

       On December 20, 2001, the Special Litigation Committee (the "Committee") retained independent counsel to advise the Committee in its investigation of the allegations of wrongdoing during prior periods by former employees, as well as current and former members of the Company's Board of Directors. Additionally, the Special Litigation Committee suspended the advancement of certain legal fees and expenses being paid on behalf of former officers of the Company.

       On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company's Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. On April 2, 2002, the Company filed an Amended Complaint and Jury Demand. In its lawsuit, the Company seeks to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock option grants made to them, on the basis that such agreements were entered into, and such option grants were made, based upon mistaken or misrepresented information regarding the Company's true financial performance. The Company also seeks to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company seeks to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Mr. Kiser and Mr. Sherman.

       At March 31, 2002, the Company had approximately $422,000 recorded as liabilities for post-employment benefits and severance payments related to certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman. Included in this liability is approximately $57,000 for which the Company is contingently liable for a guarantee of indebtedness owed by Mr. Sherman to a former officer. Additionally, the Company is contingently liable for a guarantee of indebtedness owed by Mr. Kiser to a former officer for approximately $37,000.

       FINANCIAL IMPACT OF LITIGATION

       All of these legal actions have the potential of a possible loss to the Company. The Insurance Claims, Declaratory Judgment Action by Excess Insurer and the Company Action against Former Officers are potential gain contingencies for the Company. At this time, we are unable to reasonably estimate the possible future cost or net loss or gain, if any, associated with these matters. Accordingly, we have not recorded any loss or gain contingencies associated with these matters as of

                              VARI-L COMPANY, INC.

                    Notes to Financial Statements (unaudited)

               Three and nine months ended March 31, 2002 and 2001



       March 31, 2002. It is reasonably possible that such amounts could be material to our financial condition, results of operations or liquidity.

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

                              VARI-L COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales

Net sales for the three months ended March 31, 2002 decreased 48.4% to $5.2 million compared with $10.0 million for the three months ended March 31, 2001. This decline is primarily due to a decrease in demand for the quantity of commercial signal source products consistent with an overall slowdown in the wireless telecommunications industry. Revenue from commercial signal source products was $3.6 million for the three months ended March 31, 2002, a 56.6% decrease from $8.3 million for the three months ended March 31, 2001.

Revenue from all other products was $1.5 million for the three months ended March 31, 2002, an 11.8% decrease from $1.7 million for the three months ended March 31, 2001. Revenue from all other products for the three months ended March 31, 2002 included fees earned from contract termination of approximately $179,000.

Gross Profit

Gross profit for the three months ended March 31, 2002 decreased 64.8% to $1.9 million, or 37.3% of net sales, compared with $5.5 million, or 54.8% of net sales, for the three months ended March 31, 2001. The gross profit percent in any period can be affected significantly by volume.

Fixed manufacturing overhead adversely affects gross profit at lower sales volumes. Accordingly, the reduced sales level for the three months ended March 31, 2002 had the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts, such as printed circuit boards. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the three months ended March 31, 2002 and 2001 is a charge of $41,000 and $70,000, respectively, for excess and obsolete inventory.

Selling Expenses

Selling expenses for the three months ended March 31, 2002 decreased 34.7% to $691,000, or 13.4% of net sales, compared with $1.1 million, or 10.6% of net sales, for the three months ended March 31, 2001. The dollar decrease in selling expenses was primarily attributable to lower commissions paid to manufacturer's representatives as a result of reduced sales volume.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2002 decreased 46.8% to $1.6 million, or 30.0% of net sales, compared with $2.9 million, or 29.2% of net sales, for the three months ended March 31, 2001. The dollar decrease was primarily attributable to significantly reduced spending on independent contractors for interim management and accounting services and the timing of audit fees paid in connection with the audit of our financial statements for the year ended June 30, 2000, partially offset by an increase in salaries and wages for new employees hired in 2002. Additionally, for the three months ended March 31, 2002 we recognized a $125,000 benefit from the recovery of a disputed amount that was written off in a previous period.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2002 decreased 24.4% to $624,000, or 12.1% of net sales, compared with $825,000 or 8.3% of net sales, for the three months ended March 31, 2001. The dollar decrease was primarily attributable to lower salaries and benefits from the permanent transfer of personnel to assist in business development efforts and a reduction in stay bonuses and production bonuses paid to employees.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

Expenses relating to the accounting restatements and related legal matters, net of recoveries for the three months ended March 31, 2002 and 2001 were $222,000 and $465,000, respectively. There were no amounts recorded as recoveries for the three months ended March 31, 2002 and 2001. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission (SEC) investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses. The accounting restatements were completed in February 2001, however we continue to incur costs related to shareholder litigation.

In September 2001, we agreed to a settlement with the SEC. In December 2001, we formed a Special Litigation Committee of our Board of Directors. The Special Litigation Committee (the "Committee") retained independent counsel to advise the Committee in its investigation of allegations of wrong doing during prior periods by former employees, as well as current and former members of our Board of Directors. For the three months ended March 31, 2002, approximately $115,000 of these expenses related to fees charged by the independent counsel to our Special Litigation Committee.

Other Income (Expense)

Interest income decreased 88.0% to $11,000 for the three months ended March 31, 2002 compared with $92,000 for the three months ended March 31, 2001. The decrease was attributable to lower average cash balances available in the quarter for investing, along with lower interest rates on invested balances. Interest expense and other, net, decreased 76.5% to $62,000 for the three months ended March 31, 2002 compared with $264,000 for the three months ended March 31, 2001. The decrease was primarily attributable to less interest expense as a result of a reduction in the outstanding debt and a decrease in the lender's prime rate.

Net Loss and Loss per Share

We believe that the disclosure of as adjusted net income (loss) and earnings
(loss) per share, calculated based on criteria determined by management, provides useful information regarding our operations and excludes the impact of stock compensation, which is a non-cash charge, expenses relating to accounting restatements and related legal matters (which management believes are not indicative of normal operating expenses, but will continue until the litigation is resolved), offset by the benefit from recovery of a disputed amount. However, as adjusted financial information should not be considered a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles.

The following table reconciles the reported net income (loss) to as adjusted net income (loss) and earnings (loss) per share for the three months ended March 31, 2002 and 2001:


                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 2002     March 31, 2001
                                                             --------------     --------------
Net income (loss), as reported                                $ (1,211,000)     $     43,000
  Stock compensation                                                10,000            29,000
  Expenses related to accounting restatements
        and related legal matters, net of recoveries               222,000           465,000
  Benefit of recovery of disputed amount                          (125,000)               --
                                                              ------------      ------------
As adjusted net income (loss)                                 $ (1,104,000)     $    537,000
                                                              ============      ============
Earnings (loss) per share - basic and diluted                        (0.17)             0.01
                                                              ============      ============
As adjusted earnings (loss) per share - basic and diluted     $      (0.15)     $       0.08
                                                              ============      ============

Results of Operations for the Nine Months Ended March 31, 2002 Compared to the Nine Months Ended March 31, 2001

Net Sales

Net sales for the nine months ended March 31, 2002 decreased 49.2% to $16.4 million compared with $32.4 million for the nine months ended March 31, 2001. This decline is primarily due to a decrease in demand for the quantity of commercial signal source products consistent with an overall slowdown in the wireless telecommunications industry. Revenue from commercial signal source products was $12.3 million for the nine months ended March 31, 2002, a 54.4% decrease from $27.0 million for the nine months ended March 31, 2001. Revenue for the nine months ended March 31, 2001 included fees earned from a contract modification of approximately $295,000.

Revenue from all other products was $4.1 million for the nine months ended March 31, 2002, a 24.1% decrease from $5.4 million for the nine months ended March 31, 2001. Revenue for the nine months ended March 31, 2001 included a significant end-of-life production run generating net sales of approximately $809,000.

Gross Profit

Gross profit for the nine months ended March 31, 2002 decreased 60.1% to $6.4 million, or 38.9% of net sales, compared with $16.0 million, or 49.5% of net sales, for the nine months ended March 31, 2001. The gross profit percent in any period can be affected significantly by volume and unusual items.

Fixed manufacturing overhead adversely affects gross profit at lower sales volumes. Accordingly, the reduced sales level for the nine months ended March 31, 2002 had the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts, such as printed circuit boards. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the nine months ended March 31, 2002 and 2001 are charges of $183,000 and $156,000, respectively, for excess and obsolete inventory. Additionally, for the nine months ended March 31, 2002, we charged $65,000 to cost of goods sold for severance costs related to a reduction in our work force. These charges were offset by $268,000 of recoveries for previously written-off inventory.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $474,000 total amount of stock compensation expense recorded for the nine months ended March 31, 2001, $409,000 relates to options granted in December 1999. In December 2001, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2001.

Selling Expenses

Selling expenses for the nine months ended March 31, 2002 decreased 40.7% to $2.0 million, or 12.0% of net sales, compared with $3.3 million, or 10.3% of net sales, for the nine months ended March 31, 2001. The dollar decrease in selling expenses was primarily attributable to lower commissions paid to manufacturer's representatives as a result of reduced sales volume and a decrease in charges for non-cash stock compensation.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2002 decreased 27.8% to $5.0 million, or 30.1% of net sales, compared with $6.9 million, or 21.2% of net sales, for the nine months ended March 31, 2001. The dollar decrease was primarily attributable to reduced spending on independent contractors for interim management and accounting services, the timing of audit fees paid in connection with the audit of our financial statements for the year ended June 30, 2001 and 2000 and a decrease in charges for non-cash stock compensation, partially offset by an increase in salaries and wages for new employees hired in 2002. Additionally, we recognized a $125,000 benefit from the recovery of a disputed amount that was written off in a previous period and a $145,000 benefit from an insurance recovery for undocumented travel advances to a former officer, offset by $20,000 for severance costs related to a reduction in our work force.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2002 decreased 37.6% to $1.9 million, or 11.8% of net sales, compared with $3.1 million or 9.6% of net sales, for the nine months ended March 31, 2001. The dollar decrease was primarily attributable to lower salaries and benefits from the permanent transfer of personnel to assist in business development efforts, fewer employees engaged in research and development efforts, a reduction in stay bonuses and production bonuses paid to employees and a decrease in charges for non-cash stock compensation offset by $16,000 for severance costs related to a reduction in our work force.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

Expenses relating to the accounting restatements and related legal matters, net of recoveries for the nine months ended March 31, 2002 and 2001 were $256,000 and $2.3 million, respectively.

Included in these expenses for the nine months ended March 31, 2002, is a benefit of $117,000 resulting from an adjustment of an estimated liability recorded in a previous period. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the Securities and Exchange Commission investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses. The accounting restatements were completed in February 2001, however we continue to incur costs related to shareholder litigation.

In September 2001, we agreed to a settlement with the SEC. In December 2001, we formed a Special Litigation Committee of our Board of Directors. The Special Litigation Committee (the "Committee") retained independent counsel to advise the Committee in its investigation of allegations of wrong doing during prior periods by former employees, as well as current and former members of our Board of Directors. For the nine months ended March 31, 2002, approximately $135,000 of these expenses related to fees charged by the independent counsel to our Special Litigation Committee.

Other Income (Expense)

Interest income decreased 88.7% to $40,000 for the nine months ended March 31, 2002 compared with $354,000 for the nine months ended March 31, 2001. The decrease was attributable to lower average cash balances available in the quarter for investing, along with lower interest rates on invested balances. Interest expense and other, net, decreased 81.6% to $167,000 for the nine months ended March 31, 2002 compared with $907,000 for the nine months ended March 31, 2001. The decrease was primarily attributable to less interest expense as a result of a reduction in the outstanding debt and a decrease in the lender's prime rate.

Net Loss and Loss per Share

We believe that the disclosure of as adjusted net income (loss) and earnings
(loss) per share, calculated based on criteria determined by management, provides useful information regarding our operations and excludes the impact of stock compensation, which is a non-cash charge, expenses relating to accounting restatements and related legal matters (which management believes are not indicative of normal operating expenses, but will continue until the litigation is resolved), and severance costs associated with the reduction in our workforce, offset by the benefit from recovery of a disputed amount, the benefit of an inventory recovery and an insurance recovery for undocumented travel advances. However, as adjusted financial information should not be considered a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles.

The following table reconciles the reported net income (loss) to as adjusted net income (loss) and earnings (loss) per share by each discrete element for the nine months ended March 31, 2002 and 2001:


                                                               Nine Months     Nine Months
                                                                  Ended           Ended
                                                             March 31, 2002   March 31, 2001
                                                             -------------    --------------

Net loss, as reported                                         $ (2,859,000)     $   (168,000)
  Stock compensation                                                36,000           474,000
  Expenses related to accounting restatements
        and related legal matters, net of recoveries               256,000         2,333,000
  Severance costs                                                  101,000                --
  Benefit of recoveries                                           (538,000)               --
                                                              ------------      ------------
As adjusted net income (loss)                                 $ (3,004,000)     $  2,639,000
                                                              ============      ============
Loss per share - basic and diluted                                   (0.40)            (0.02)
                                                              ============      ============
As adjusted earnings (loss) per share - basic and diluted     $      (0.42)     $       0.37
                                                              ============      ============

Liquidity and Capital Resources

As of March 31, 2002, working capital was $4.9 million, including cash and cash equivalents of $1.6 million. Working capital at June 30, 2001 was $7.1 million, including cash and cash equivalents of $2.0 million. Operating activities generated $1.7 million of cash, largely from the reduction of accounts receivable through collections and lower sales volumes for the year to date period. Additionally, we continued our focus on reducing inventory levels and increasing inventory turns. The cash generated from these efforts was partially offset by the net loss, adjusted for non-cash charges, the payment of semi-annual bonuses to employees and reduced accounts payable due to lower costs and expenses attributable to lower sales volumes.

Capital expenditures for the nine months ended March 31, 2002 were $854,000. We focused capital expenditures primarily on information technology hardware and software.

As of March 31, 2002 as compared to June 30, 2001, we reduced our notes payable and long-term obligations by approximately $1.4 million offset by a $175,000 two year note payable as part of our acquisition of certain assets of Asvan Technologies, LLC. Our new credit facility from Wells Fargo Business Credit, Inc. allows us to borrow and re-pay our obligations based upon our cash flow needs at any time subject to maximum loan amounts as determined by a calculated borrowing base.

At March 31, 2002, we had approximately $422,000 recorded as liabilities for post-employment benefits and severance payments related to certain employment and consulting agreements between us and Messrs. Kiser and Sherman. Included in this liability is approximately $57,000 for which the Company is contingently liable for a guarantee of indebtedness owed by Mr. Sherman to a former officer. Additionally, the Company is contingently liable for a guarantee of indebtedness owed by Mr. Kiser to a former officer for approximately $37,000.

We are involved in legal proceedings and claims, as discussed in Note 8, for which we may be exposed to a certain amount of risk. At this time, we are unable to reasonably estimate the possible future cost or net loss or gain, if any, associated with these matters. Accordingly, we have not recorded any loss or gain contingencies associated with these matters as of March 31, 2002. It is reasonably possible that such amounts could be material to our financial condition, results of operations or liquidity.

We believe that anticipated cash flows from operations and borrowings available from the Credit Facility will be adequate to fund our currently planned working capital and capital expenditure requirements at least through March 31, 2003.

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

In September 2001, the Credit Facility was amended to establish revised financial covenants for the fiscal years ending June 30, 2001 and June 30, 2002.

The Company periodically reviews the state of the wireless industry in general and the impact on its financial projections that are provided to Wells Fargo Business Credit, Inc. Due to continued softness of sales demand in the wireless industry, financial projections for the remainder of the fiscal year were revised in November 2001. Additionally, the Company recognized that the continuing softness in the wireless industry and the related impact on sales could have resulted in a violation of the covenants. Accordingly on February 8, 2002, the Company entered into a second amendment to the Credit Facility. The maximum availability on the Revolving Loan was reduced to $4.0 million, the interest rate was increased to the lender's prime rate plus 1% and the formula for calculating availability no longer includes inventories. The Term Loan was modified to accelerate the amortization period of the loan from 84 months to 42 months and the interest rate was increased to the lender's prime rate plus 2.5%. In addition, the commitment for the Capital Expenditures Loan was cancelled.

At March 31, 2002, the interest rates on the Revolving Loan and the Term Loan were 5.75% and 7.25%, respectively. The Company had additional borrowing availability of $1.9 million under the Revolving Loan.

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

Many events over the past twelve months have created broad uncertainty on the global economy as a whole. We and our customers are still in the process of assessing the impact on the telecommunications industry in general and more specifically, on the wireless infrastructure market.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of March 31, 2002, we had notes payable outstanding of approximately $1.6 million under our Term Loan at an interest rate of 7.25%. No amounts were outstanding on our Revolving Loan. Additionally, we had approximately $160,000 outstanding on a two-year promissory note at an interest rate of 10.0%.

                              VARI-L COMPANY, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 8 to the financial statements.

PRIVATE SECURITIES CLASS ACTION

The Company continues to engage in meaningful settlement discussions with the class representatives aimed at settling all claims against the Company. While the Company is optimistic that it will be able to reach a settlement agreement with the plaintiffs, there is no assurance that a settlement acceptable to the Company can be achieved or that any settlement reached will not have a material adverse effect on the Company. In addition, any settlement will have to be approved by the court after giving all affected class members an opportunity to express their views concerning the settlement proposal. Moreover, irrespective of the outcome with respect to the Company, the individual defendants may have claims against the Company for advancement or indemnification of their attorneys' fees and other costs of defense, which claims may be material.

SHAREHOLDER DERIVATIVE SUIT

On April 4, 2002, the court granted the plaintiff's motion for a stay of the shareholders derivative action against certain of the Company's former officers and directors pending the results of the investigation by the Company's Special Litigation Committee of the claims raised in that action.

DECLARATORY JUDGMENT ACTION BY EXCESS INSURER

A settlement conference was held in February 2002 before the U.S. Magistrate assigned to this declaratory judgment action brought by the Company's excess liability directors and officers liability insurance carrier. Representatives of the excess insurer, the Company, the individual defendants in the securities class action, and the plaintiffs in the securities class action attended the conference. While meaningful discussions were held at that conference, no settlement was reached and no further settlement conference has been scheduled.

COMPANY ACTION AGAINST FORMER OFFICERS

On December 20, 2001, the Company's Special Litigation Committee (the "Committee") retained independent counsel to advise the Committee in its investigation of allegations of wrongdoing during prior periods by former employees, as well as current and former members of the Company's Board of Directors. Additionally, the Special Litigation Committee suspended the advancement of certain legal fees and expenses being paid on behalf of former officers of the Company.

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company's Board of Directors and Chief Scientific Officer.

Additionally, Mr. Kiser is the general partner of J.C. Enterprises. On April 2, 2002, the Company filed an Amended Complaint and Jury Demand. In its lawsuit, the Company seeks to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock option grants made to them, on the basis that such agreements were entered into, and such option grants were made, based upon mistaken or misrepresented information regarding the Company's true financial performance. The Company also seeks to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company seeks to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Mr. Kiser and Mr. Sherman.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 9, 2002, the Company issued 55,599 restricted shares of its $.01 par value Common Stock to 30 of its employees who purchased the shares under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The aggregate amount paid for the shares was $75,614.64, which was 85% of the fair market value per share on December 31, 2001, as provided in the Purchase Plan. The offer and sale of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933. The securities were sold for investment purposes only and not for resale or distribution. The transfer or resale of the shares was appropriately restricted by the Company on the stock certificates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 Tandem Stock Option and Stock Appreciation Rights Plan as of
                  January 1, 2002.

     Exhibit 10.2 Stock Grant Plan as of January 1, 2002.

(b)  Reports on Form 8-K

     A report on Form 8-K dated February 12, 2002 under Item 9 was filed with the Commission on February 15, 2002, and a report on Form 8-K dated March 19, 2002 under Item 5 was filed with the Commission on March 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 VARI-L COMPANY, INC.




Date: May 9, 2002                            By: /s/ RICHARD P. DUTKIEWICZ
      ---------------------------                ------------------------------
                                                 Richard P. Dutkiewicz,
                                                 Vice President of Finance and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

 10.1     Tandem Stock Option and Stock Appreciation Rights Plan as of
          January 1, 2002.

 10.2     Stock Grant Plan as of January 1, 2002.