Form 10-K
period 2002-06-30
VARI L CO INC
filed 2002-10-08
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission File No. 0-23866

VARI-L COMPANY, INC.

(Name of Issuer in its Charter)

Colorado (State or other jurisdiction of incorporation)	06-0679347 (I.R.S. Employer Identification No.)

4895 Peoria Street
Denver, Colorado 80239
(303) 371-1560
(Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At September 30, 2002, 7,264,205 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on September 30, 2002 was $3,922,671 based on the OTCBB closing price of $0.54 per share on that date.

PART I
Item 1. Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Registrant
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Financial Statements
EXHIBIT INDEX
EX-3.2 Amended and Restated Bylaws
EX-4.7 Amendment No. 1 to Rights Agreement
EX-10.15 Agreement with Asvan Technology, LLC
EX-10.16 Amendment to Credit & Security Agreement
EX-10.17 Form of Indemnity Agreement
EX-10.18 Employment Agreement - Charles R Bland
EX-10.19 Employment Agreement - Russell M Crouch
EX-10.20 Employment Agreement - Richard Dutkiewicz
EX-10.21 Employment Agreement - Ernest C Hafersat
EX-10.22 Employment Agreement - Janice E Hyland
EX-10.23 Employment Agreement - Matthew D Pope
EX-10.24 Employment Agreement - Larry M Romero
EX-10.25 Employment Agreement-Timothy Schamberger
EX-10.26 Employment Agreement - Daniel J Wilmot
EX-10.27 Engagement Letter-Green, Manning & Bunch
EX-10.29 Indemnity Agreement - Charles R Bland
EX-10.30 Indemnity Agreement-Richard P. Dutkiewicz
EX-10.31 Memorandum of Understanding
EX-10.32 Loan Agreement - Sirenza Microdevices Inc
EX-10.33 Security Agreement - Sirenza Microdevices
EX-10.34 Exclusivity & Right of First Refusal Agmt
EX-10.35 Resale Registration Rights Agreement
EX-23 Consent of KPMG LLP

PART I

Item 1. Business

Introduction

We design, manufacture and market a wide variety of radio frequency and microwave components and devices for use in wireless communications. Our products are used in many different commercial and military/aerospace applications, including wireless telecommunications networks, wireless base stations, wireless point-to-point radio systems, wireless point-to-multi-point radio systems, wireless local area networks, satellite payload, test equipment (instrumentation) and ground communications, radar systems, weapons guidance systems and advanced telemetry systems. We operate as a single business segment.

Our corporate headquarters are currently located at 4895 Peoria Street, Denver, Colorado 80239, and the telephone number is (303) 371-1560. Our website address is www.vari-l.com. We also conduct certain portions of our operations in three other buildings within a three-mile radius of our headquarters. The three facilities have more than 25,000 square feet of manufacturing space.

Impact of Industry Condition on our Liquidity and Related Actions

The continuing weakness in the wireless telecommunications industry has caused our customers to continually revise their estimates of demand for our products downward. These downward adjustments have required us to provide revised financial projections to our lender, Wells Fargo Business Credit, Inc. (“Wells Fargo”). In early May 2002, we determined that additional equity capital or subordinated debt would be necessary to provide sufficient liquidity through this period of weakened sales. At that time, we commenced efforts to identify potential investors and solicit their interest in a financing transaction.

In late May 2002, as a result of declining revenues, we determined that we were not in compliance with the minimum tangible net worth covenant of our loan agreement with Wells Fargo, which constitutes an event of default. We met with Wells Fargo and identified our plan to find additional sources of financing sufficient to potentially cure the default. In subsequent meetings with Wells Fargo, we identified various alternatives to our default and potential solutions to the default for the near term. In early July 2002, we received notice from Wells Fargo confirming that an event of default had occurred. Wells Fargo implemented the default rate of interest on our outstanding loans, but took no other actions at that time.

For the period from May 2002 to August 2002, we received several indications of interest in an acquisition of all or substantially all of our assets or a potential private equity infusion. As a result, we decided to engage the investment-banking firm of Green, Manning & Bunch, LTD (“GMB”) to act as our financial advisor to assist in evaluating our strategic alternatives, including a financing transaction or the sale of all or part of the Company. We worked with GMB to identify potential financing sources and potential acquirers and held discussions with a number of parties about these potential transactions in August 2002. Potential acquirers were advised that the Company would require substantial bridge financing pending completion of any acquisition in order to repay the Wells Fargo credit line and to meet our working capital needs pending completion of any acquisition transaction.

On September 26, 2002, we entered into a forbearance agreement with Wells Fargo that is in effect until November 15, 2002. The forbearance agreement, which is explained in detail in Item 7 “Liquidity and Capital Resources — Credit Facility,” provides us with access to our revolving line of credit for our immediate cash flow needs.

On October 7, 2002, we entered into an agreement for a $5.3 million senior secured bridge loan facility (“Loan Facility”) with Sirenza Microdevices, Inc. (“Sirenza”). As a condition to the Loan Facility, we signed an Exclusivity and Right of First Refusal Agreement (“Exclusivity Agreement”) with Sirenza. The Loan Facility is effective for the period October 7, 2002 to September 25, 2003, is secured by substantially all of our assets, and has an annual interest rate of 25%. The Loan Facility provides for an initial loan of approximately $1.4 million to be drawn down immediately to pay off our obligations to Wells Fargo, and an additional $3.9 million credit facility which may be drawn down in accordance with an agreed schedule. The initial $1.4 million loan is convertible upon certain occurrences at Sirenza’s option into shares of common stock representing 19.9% of our then outstanding fully-diluted shares of common stock. The Loan Facility provides for a prepayment fee of $1 million in the event we undertake a change of control transaction with a party other than Sirenza. In addition, the Exclusivity Agreement limits our ability to solicit or negotiate transactions with other potential acquirers or financing sources, and grants Sirenza a right of first refusal if a third party submits an acquisition proposal. The Loan Facility and Exclusivity Agreement are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As described in Item 3. “Legal Proceedings,” we are a party to a securities class action. One of the key conditions to the financing transaction with Sirenza was a settlement of the securities class action brought upon behalf of certain shareholders (“the Class”). Throughout fiscal 2002, we have been in negotiations with the Class to reach a settlement that was fair and equitable to both our current and former shareholders. On October 3, 2002, we signed a memorandum of understanding (“MOU”) to settle the securities class action. The MOU, which is subject to final approval by the United States District Court for the District of Colorado, requires us to:

•	issue 2.0 million shares of our common stock;

•	pay $250,000 to the Class by December 15, 2002;

•	transfer our claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the Class, except that we will retain our claims related to the lawsuit filed against David Sherman, Joseph Kiser, Joan Sherman, the Kathryn Sherman Trust and J.C. Enterprises; and,

•	assign the proceeds or other damages to the Class from the directors and officers insurance policies with Reliance Insurance Company in the policy amount of $5.0 million and Agricultural Excess and Surplus Insurance Company in the policy amount of $2.5 million.

The MOU will be submitted to the court and provides for a dismissal of all actions against us, our current and former members of our board of directors who have never been included in the lawsuit, and our current and former officers except for Messrs. Bailey, Clark, Kiser and Sherman. The elements of the MOU are described more fully in Item 3. “Legal Proceedings.”

Accounting Restatement and Related Issues

In late 1999, the Securities and Exchange Commission (the “SEC”) commenced an investigation into our accounting and reporting practices for the periods prior to and including 1999. The investigation ultimately led to the withdrawal of audit reports issued by our previous auditors for the 1997, 1998 and 1999 financial statements. In September 2001 we agreed to a settlement with the SEC under which a federal district court issued an injunction against future violations of reporting, proxy and anti-fraud provisions by us, but did not require us to pay any civil penalties or money damages. See “Legal Proceedings.”

As a result of the withdrawal of audit reports for the 1997, 1998 and 1999 financial statements, we no longer met the requirements for listing on NASDAQ. Beginning September 11, 2000, our securities were quoted on the other OTC market. In May 2002, an application for listing was filed with the Over the Counter Bulletin Board system (the “OTCBB”). On June 26, 2002, the application was accepted and our common stock began trading on the OTCBB under the stock symbol “VARL.”

Acquisition of Asvan Technology, LLC

In January 2002, we acquired certain assets of Asvan Technology, LLC. The purchase price was $100,000 in cash and a two year promissory note in the amount of $175,000 secured by a letter of credit and provides for certain additional payments based upon certain sales by the Company of Yttrium Iron Garnet (“YIG”) based products. The note has principal and interest payable in equal monthly installments at an annual rate of 10%. The assets acquired include YIG based technology, which enables improved performance in wireless components and systems. The YIG-based technology forms the basis of a new line of advanced products that addresses a wide range of new and existing wireless, military and instrumentation applications.

Industry Background

Although the industry is currently experiencing a slowdown, we believe that, in the long term, worldwide demand for integrated voice, data and video communications services will increase. The volume of high-speed data traffic across global communications networks has grown as the public internet and private business intranets have become essential for daily communications and electronic commerce. The number of people using the internet to buy and sell goods and services is also expected to continue to grow. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections, which are often unavailable or inadequate over existing wire-based networks. For many users, wireless communications provide an advantageous access solution for high-speed internet and multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

Despite this growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the later half of calendar year 2001. This severe market downturn has had a negative impact on all of our wireless product lines, and it appears that these unfavorable wireless market conditions may continue at least through calendar year 2002.

The demand for Radio Frequency (“RF”) components for the military systems and defense applications has been a consistent portion of our sales. These components are used in radar application, smart bombs, missiles and military communications. These applications are expected to remain in demand with the increased readiness stance adopted by the US Government after the events of September 11, 2001. Many of these applications are seeking cost effective solutions and a mix of commercial and “mil standard” design and manufacturing techniques to meet the reliability, cost and rapid deployment needs now demanded of the US military. We are positioned to apply both design and manufacturing techniques to meet those demands.

Overview

Our products are primarily used as parts or components of other manufacturers’ wireless communications products or equipment. Wireless communication is the transmission of voice or data signals through the air, without a physical connection, such as a metal wire or fiber-optic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, frequency, and intensity. The range of electromagnetic waves is called the spectrum which encompasses audio near the low end and light toward the higher end. In between is the radio spectrum used in most wireless communications. RF refers to the lower frequencies in the spectrum while “microwave” refers to higher frequencies.

For more than 49 years, we have supplied wireless communications products to the military/aerospace industry. In 1993, we expanded our engineering, manufacturing and sales efforts to address the growing demand for commercial wireless communications products. In 2002, we expanded our current product line by introducing wideband voltage-controlled oscillators, stripline couplers and YIG-based technology.

Currently, our principal commercial customers are original equipment manufacturers (“OEMs”) and contract manufacturers that design and build electronic products and equipment such as cellular base stations, point to point radios, pagers and radar systems. In recent years, the trend in the electronics industry has been for many OEMs to use contract manufacturers to build all or a potion of their end products. However, OEMs often control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they purchase our products through contract manufacturers. These contact manufacturers include Solectron, Flextronics and Sanmina-SCI. Our commercial product lines are marketed to OEMs including Motorola, Ericsson, Lucent, Nokia, Microwave Data Systems, Agere, Hughes Network Systems, GE Medical and Siemens. We sell our military/aerospace product lines to companies such as Raytheon, Lockheed Martin, Northrup Grumman and Textron. We have been recognized by our customers through the years for our ability to develop, manufacture and deliver highly reliable, innovative products.

Our product lines fall into two major categories: products which produce electromagnetic signals, which we refer to as signal source components, and products which receive or process electromagnetic signals, or passive components. Sales of our products are generated through a combination of manufacturers’ representatives and our own direct sales force team, and are supplemented by advertising in trade magazines, participating in trade shows and on our website. Most of our products are customized according to our customers’ specifications, but we also produce some standard products. We publish product specifications and capabilities in trade magazines, on our website and in our own catalog. We also design and manufacture custom products in response to specific customer requirements. The majority of our sales are in parts that are customized to meet the performance requirements of specific customers.

Products

We have three primary product lines:

•	Commercial Signal Sources

•	High-Reliability Signal Sources

•	Military Signal Processing Components

Our product strategy is to offer standardized design platforms which can be efficiently manufactured in mass production but, at the same time, can also be customized for the needs of each customer.

Most of our revenue comes from sales of signal source components namely, voltage-controlled oscillators (“VCOs”) and phase locked loop synthesizers (“PLLs”). These signal source components are designed to produce a high quality signal that can be used over a range of radio frequencies. We hold six patents related to signal source design and technology.

Commercial Signal Source Components

Our signal source products are designed to permit high-volume, lower cost manufacturing. We have also developed manufacturing techniques that allow parts to be very closely spaced when assembled without sacrificing quality or capacity. This allows a component to be smaller in size or to deliver improved performance in the same size component. We produce these products in surface-mount packages compatible with the high-speed assembly techniques used in the industry and typically delivered to the customers on tape and reel.

Over the last seven years, most of our revenues have come from sales of our commercial narrowband VCOs. However we are beginning to see a shift in the wireless industry from VCOs to PLLs resulting in steadily increasing sales of our PLLs. The PLL assemblies consist of our VCOs integrated with other components and have a higher average selling price than our VCOs. Our VCOs and PLLs are higher performance products. Accordingly, they are used in high-performance cellular base stations and other demanding applications where signal quality is especially important. For example, low phase noise is an extremely desirable quality in a wireless signal because it usually means better signal quality and greater transmission range or higher data rates. Lower phase noise is one of the key features of our VCOs, PLLs and other signal source products. Through our research and development efforts, we continue to work to improve our products’ performance, including our low noise designs.

As part of our continuing research and development efforts to provide advanced solutions to our customers, we introduced a new wide-band family of VCOs in February 2002. For many years we have been a leader in developing VCOs for the narrowband market so a move into the wideband market was a natural progression. Our wideband VCOs are used in satellite, cable and military applications where demand is highest for low phase noise, combined with wide bandwidth and cost effective products.

Our customers constantly demand even smaller sizes for the same or even higher performance products. Responding to this demand with competitively priced products is one of our biggest challenges.

High-Reliability Signal Source Components

Our high reliability, or hi-rel, signal source components perform the same function as the commercial signal source components. Our hi-rel signal source components, however, are constructed using different assembly techniques because they are designed to operate in different operating environments. These components are designed for wideband applications (i.e., applications involving a wider range of signal frequencies) and are constructed in hermetically sealed packages for use over extended temperature ranges and in adverse environments. Hi-rel products are typically specified for both military/aerospace and high-end industrial applications. These components are designed for use in either “through-hole” or “surface-mount” packages, depending on customer requirements. These products generally sell for a substantial premium over our commercial products due to the additional labor and material content required. In recent years we have seen an increasing demand where commercial products are used in military applications. If this trend continues, it could have an adverse effect on this product line.

Military Signal Processing Components

Our military signal processing components are primarily used in military and aerospace applications. Among these products are power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. We also produce mixers, which are used to convert the frequency of RF and microwave signals to baseband signals. The production of custom-designed components usually entails the modification of existing products to meet the specific performance criteria of our customer, but may, in certain instances, require the design of an entirely new product.

Other Products

In January 2002, we acquired certain assets of Asvan Technology, LLC. The assets acquired include YIG- based technology, which enables improved performance in wireless components and systems. The YIG-based technology forms the basis of a new line of advanced products that addresses a wide range of new and existing wireless applications. The acquisition is consistent with our strategy to diversify our product mix with the addition of next generation wireless technologies that are complementary to our existing signal source product lines. We believe the YIG technology can effectively be applied to military, test equipment (instrumentation) and telecommunications applications.

In March 2002, we further expanded our product mix with the introduction of a line of 3-dB hybrid couplers. 3-dB hybrid couplers are critical components used to build high-power amplifiers, vector modulators and antenna systems.

We also offer other passive components (couplers, transformers and power dividers) that are used in a variety of fiber-optic applications, including cable television and point-to-point data transmission networks. These are used in specific wideband, high performance niche applications. However, these products do not account for a significant percentage of total revenue for the year ended June 30, 2002.

Manufacturing

We currently manufacture most of our products in our own facilities in Denver, Colorado. All of our products are completed and tested at our manufacturing facilities in Denver, Colorado, although we are actively considering increasing our use of overseas contract manufacturers to reduce our production costs. Our 3dB hybrid couplers are manufactured by a contract manufacturer who specializes in the unique production process required by this product. Final testing and marking is performed at our facilities in Denver, Colorado.

We use automated and semi-automated equipment to manufacture our commercial signal source components. This equipment includes “pick and place” machines, automated test stations, soldering robots, laser marking equipment and tape and reel equipment. The automated equipment improves product consistency and quality and reduces labor cost. We have three automated “pick and place” assembly lines which have been upgraded to meet higher demand. In 1998 and 1999, we automated other aspects of our manufacturing process and upgraded our “pick and place” capacity to meet increased demand. In 2000 and 2001, we continued to add additional manufacturing capacity, and we now have production capacity of more than twelve million parts per year. During fiscal year 2002, we automated other operations in the production process, thereby increasing quality and repeatability while lowering direct labor costs and cycle times.

We utilize a modular approach to our commercial manufacturing, allowing the equipment to be used for several different products. This approach reduces the set-up time needed to change products, allowing us to respond quickly to customers’ demands.

Manufacturing of our other products is accomplished using hand-assembly techniques and some automated testing. The order fulfillment cycle for these products varies widely, from one to fifty-two weeks from the time the customer places an order. The volume of products produced is also smaller, with typical production lots of less than 100 pieces. Some of these components are assembled in our class 10,000 “clean room,” or by utilizing laminar flow benches.

Suppliers

We currently have a number of suppliers of raw material and components for our products. In some cases, we utilize a single source of supply for raw materials and components. We are continuously attempting to identify alternative suppliers to minimize the risks of depending on a single supplier and reduce cost. Our ability to use otherwise qualified alternative suppliers is sometimes limited, however, by the fact that some of our customers reserve the right to approve which suppliers we use in manufacturing their products.

In the past, we sometimes increased our inventory of certain parts used in our products to reduce the risk of part shortages. However, this strategy exposed us to the countervailing risk of accumulating excess inventory. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts.

Our hi-rel signal source and military signal processing product lines use custom and unique materials. During the late 1990’s, demand in the military/aerospace marketplace declined. As a result, some of our suppliers exited the business and others adopted minimum lot buy policies. In some cases, we have found new suppliers to replace them. In other cases, we have elected to purchase portions of the excess inventory of those vendors who exited the business for use in our future products or we have re-designed the product to accommodate substitute parts.

Sales and Marketing

Originally, our primary business was to engineer, manufacture and market high-performance, high-reliability, RF and microwave signal source and signal processing components used in military/aerospace applications, such as missile guidance systems, advanced navigational systems and advanced radar systems. In 1993, we expanded our market focus to include the commercial market. We did so to lessen our susceptibility to cyclical trends in defense spending and to seek a share of the growing market for commercial wireless communications products. As a result of this shift, our business became less dependent on U.S. military spending and more dependent on the commercial telecommunications market. During the past year, demand for our core products sold to the telecommunications equipment providers has fallen dramatically. We have focused our new product development on products such as our YIG-based technology and our 3-dB hybrid couplers, which are not as dependant on the demand for wireless telecommunications equipment. Our success remains heavily dependent, however, on our ability to deliver technological innovations of our own and in response to other requests from a variety of wireless customers.

Various aspects of our business are affected by governmental actions or policies. For example, the delays and other problems encountered, in the U.S. and elsewhere, in the authorization and allocation of new wireless frequencies in the last decade made it difficult to forecast demand for many of our products. Also, in some cases, the export of our products to certain countries may be restricted by the U.S. government for military or political reasons. These governmental actions are beyond our control, yet may significantly affect demand for our products.

Our commercial signal source product line accounted for 73%, 84% and 85% of revenue for the years ended June 30, 2002 and 2001 and the six months ended June 30, 2000, respectively.

The following table summarizes our net sales by product line (in thousands of dollars):

	Fiscal	Fiscal	Twelve
	Year	Year	Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
	2002	2001	2000

Commercial Signal Source Components	$15,615	34,899	25,079
Hi-Rel Signal Source Components	3,651	2,808	2,621
Military Signal Processing Components	1,848	1,318	1,366
Other Products	234	2,352	1,531

	$21,348	41,377	30,597

We sell our products primarily through manufacturers’ representatives who promote and solicit orders for our products on a commission basis in exclusive marketing territories. We select our manufacturers’ representatives on the basis of technical and marketing expertise, reputation within the industry, and financial stability. Our goal is to engage manufacturers’ representatives who also represent other manufacturers with products complementary to, rather than competitive with, our products. We typically engage 14 to 16 manufacturers’ representative firms in the U.S.

We also have 20 manufacturers’ representatives covering 18 foreign countries. In addition, we have a direct-sales force team lead by the following principal positions:

•	Vice President of Sales & Marketing

•	Directors of Strategic Accounts(2)

•	Regional Sales Manager — East

•	Regional Sales Manager — West

•	Regional Sales Manager — International

•	Manager of Military Accounts

This team oversees and mentors our manufacturer representative network and also directly promotes our products through technical seminars and field visits to customers. Additionally, we use other methods to directly promote our products, including our website, advertising in trade journals, authoring technical articles for publication in trade journals and participating in trade show product seminars and exhibitions.

Backlog

In our business, it is common practice for our large OEM customers (Ericsson, Motorola, Nokia, Microwave Data Systems and Siemens) to negotiate pricing with us in advance based on their estimated annual purchase volumes. Then, on a weekly basis, they place firm orders approximately two to six weeks prior to shipment. Our policy is to report as backlog only firm orders for our products as represented by a purchase order. While we believe that the orders currently in our backlog are firm, ongoing changes and uncertainties in the wireless communications industry have resulted in delays or cancellations from our customers. In some cases, we bill customers for cancellation charges while in other cases, we are not able to bill or collect cancellation charges. This practice has resulted in both significant one-time benefits, as well as material and adverse effects. Therefore, we do not believe that our backlog is necessarily an accurate indicator of future sales. At June 30, 2002 and 2001, our backlog of undelivered orders was $2,523,000 and $6,249,000, respectively.

Customers

Our principal customers are OEMs and contract manufacturers of communications equipment in either the commercial or military/aerospace marketplace. Many of our customers are large international and domestic companies with worldwide operations or prime contractors for military/aerospace work. We believe we have a strong reputation with these and other customers for high-performance products and solutions.

Our key customers include ACAL Electronics, Agere, Hughes Network Systems, Ericsson, Motorola, Netro, Nokia, Microwave Data Systems, Siemens and Solectron in the commercial market, and Harris, Boeing (formerly Hughes), Lockheed Martin, Textron, Northrop Grumman, Raytheon and Saab Ericsson in the military/aerospace market.

The following represents the sales revenues from our largest customers as a percentage of our total sales:

	Fiscal year	Fiscal year	Six months
	ended	ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

Nokia	18%	15%	14%
Motorola	17%	13%	20%
ACAL Electronics (includes Siemens)	13%	25%	14%
Solectron (contract manufacturer for Motorola and others)	8%	—	—

Our customers have historically purchased products from us as needed, rather than through long-term supply contracts. We do, however, enter into long-term purchase agreements with some of our larger customers that establish preferred vendor status for us and, in most cases, indicate estimated purchase quantities over the term of the agreement.

Competition

The market for virtually all of our products is extremely competitive. Many of our competitors, including divisions of major corporations, have significantly greater resources than those currently available to us. Additionally, some of our customers compete with us by manufacturing certain components themselves, rather than purchasing them from us. Some multi-national manufacturing firms also have the ability to manufacture competitive products in larger production runs than us.

We believe that our surface-mount products for commercial applications compete with other manufacturers’ products on the basis of their unique features, price and performance. We believe that our products manufactured for military/aerospace applications, including our signal processing components and high rel VCOs, compete on the basis of quality and performance. These products are typically high-performance, high-reliability components which are required to meet high quality system standards. Increasingly, these customers are willing to consider commercial alternatives to our military products.

We consider Mini-Circuits, M/A-COM, Matsushita, ALPs, Temex and Z-Com to be our largest competitors in the commercial signal source components market. Additionally, we believe Merrimac Industries is our largest competitor in the military signal processing components market. Remec/Magnum is our primary competitor in the Hi-Rel signal source components market and Anaren Microwave is our primary competitor in the coupler market. We intend to continue to compete in these markets on the strength of our product performance and our ongoing commitment to technological innovation.

Research and Development

We are focusing our research and development efforts in the following areas:

•	Application engineering,

•	Improvement of the Commercial Signal Source product line, and

•	Development of new product lines.

Our research and development team focuses on developing both new base technologies and design methodologies for existing base technologies. The application and design engineering team uses these efforts and modifies and/or extends them to meet specific customer needs.

We have an ongoing product improvement program designed to maintain or extend the technology gap between us and our competitors. To this end, we are dedicating resources to the improvement of the phase noise performance of our commercial product lines. Additionally, we are employing research and development resources in order to release the YIG product to production.

Our research and development expenses for the year ended June 30, 2002 were $2.7 million compared to $4.0 million for the year ended June 30, 2001 and $5.6 million for the twelve months ended June 30, 2000.

Patents

Consistent with other companies in our business, we rely on nondisclosure and noncompete agreements and trade secret laws to protect our confidential and proprietary information. Due to the rapid rate of technological change in the market, we believe that the ability to innovate is of greater importance in our business than the availability of patents and proprietary rights protection. Barriers to competitor entry for non-patented technology include the time and expense to design and manufacture components and the difficulty of marketing to our customers who have already designed our components into their equipment.

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

Employees

Excluding contract/agency personnel, we had 202 employees as of June 30, 2002. None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages. We believe that management has a good relationship with our employees and that employee morale is good at all levels.

To date, we have been able to attract the engineering, technical and other personnel required by our business. Several of our management and professional employees have advanced degrees. Such experienced professionals are in demand, and we must compete for their services with other organizations which may be able to offer more favorable salary and benefits. Historically, our turnover among technical and professional employees has been very low.

Financial Information about Geographic Regions

We attribute sales to customers based on the country to which the products are shipped. Net sales by country are as follows:

			Six months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

	(in thousands of dollars)
United States	$8,985	15,596	7,464
China	3,800	1,532	—
Finland	2,995	4,110	1,297
England	1,349	5,393	3,938
Sweden	1,321	1,527	481
Germany	1,147	4,731	1,142
Italy	462	4,788	1,143
Canada	109	1,540	567
Other	1,180	2,160	1,126

Net Sales	$21,348	41,377	17,158

Item 2. Description of Property

We currently lease four buildings.

•	We lease a 31,000 square foot building in Denver, Colorado that is our principal executive office. This facility houses our administrative, sales and engineering functions as well as a pilot plant for pre-production and prototype development. The lease expires on August 31, 2013. The current lease rate on this building is $41,204 per month. We believe that the lease rate for this facility is approximately 70% higher than the fair market value lease rate of comparable facilities within the area.

•	We lease a 13,500 square foot building in Denver, Colorado that is our main commercial products manufacturing facility. We lease this facility from a partnership that includes our former Chief Scientific Officer as the general partner. This lease expires on October 31, 2005 and the current lease rate is $10,801 per month. We believe that the lease rate for this facility is approximately double the fair market value lease rates for comparable facilities within the area. We are currently engaged in litigation with our landlord of this facility. See Item 3 — “Legal Proceedings.”

•	We lease a 20,600 square foot building in Denver, Colorado that is our military/aerospace products manufacturing facility. This lease expires on June 30, 2003, and we are reviewing our facility needs to determine if we should renew this lease. The current lease rate is $10,920 per month.

•	We lease a 6,000 square foot warehouse facility in Denver, Colorado that is used as a machine shop and for storage of inventory, supplies, excess machinery and equipment, and corporate records. The lease expires on July 14, 2003 and the lease payment is $3,125 per month.

Item 3. Legal Proceedings

Securities and Exchange Commission Investigation

In December 1999, the Company learned that the SEC was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors, or employees. The Commission’s investigation was focused primarily on the Company’s prior financial reporting and its accounting practices and procedures. In September 2001, the Company agreed to a settlement with the SEC under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Securities Exchange Act of 1934. On November 9, 2001, the Company’s settlement with the Securities and Exchange Commission was approved by the United States District Court for the District of Colorado.

Private Securities Class Action

A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Colorado beginning in June 2000. Those actions have since been consolidated and an amended consolidated complaint has been filed by the class representatives. On November 21, 2001, the Company filed a motion to dismiss all claims against the Company in the consolidated private securities class action, Rasner v. Vari-L Company, Inc., Civ. No. 00-S-1181, D. Colo. The Company’s motion argues that the amended consolidated complaint alleges wrongdoing by former corporate employees in furtherance of their personal interests, as opposed to corporate interests, which does not state a claim for securities fraud against the Company. The class action representatives have filed their response to the Company’s motion to dismiss and the Company has filed a reply to that response but the court has not yet ruled on the motion.

On October 3, 2002, the Company and the class action representatives reached an agreement in principle for the settlement of the litigation and executed a memorandum of understanding (the “MOU”), subject to court approval. The MOU outlines the general terms of the proposed settlement and is intended to be used as a basis for drafting a Stipulation of Settlement. The MOU requires the Company to pay $250,000 in cash and issue 2.0 million shares of the Company’s common stock. The number of shares issuable pursuant to the MOU is subject to certain anti dilution adjustments in the event the Company sells its common stock or securities convertible into its common stock below certain threshold prices. The Company has calculated the value of shares to be issued based upon the closing price of the Company’s common stock on the date in which all substantive aspects with respect to the MOU were agreed upon. At June 30, 2002, the Company recorded $1.45 million representing the approximate cost to settle this litigation. This amount has been included in expenses of accounting restatements and related matters in the statements of operations.

The Company is also required to transfer its claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the plaintiffs. However, the Company will retain the claims from the lawsuit filed in the District Court for the City and County of Denver as a result of the Special Litigation Committee investigation, against David G. Sherman, Joseph H. Kiser, Joan Sherman, the Kathryn Sherman Trust and J.C. Enterprises. The Company will also assign to the Plaintiffs any right it might have to proceeds or other damages from the Directors and Officers insurance policies with Reliance Insurance Company and Agricultural Excess and Surplus Insurance Company. There can be no assurance that the court will accept our proposal. Moreover, irrespective of the outcome with respect to the Company, the individual defendants may assert claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

Shareholder Derivative Suit

On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in District Court, City and County of Denver against the same officers named in the class action as well as the members of the Company’s board of directors at the time. The Company was also named as a nominal defendant. The derivative complaint alleged many of the same facts as in the federal securities class action, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and the shareholders. The action was dismissed without prejudice in April 2001 but an amended complaint was filed by the same plaintiff in September 2001.

On October 9, 2001, the Company filed a motion to dismiss the amended shareholder derivative action, on various grounds, including the failure to make the required demands, the failure to commence a new action rather than trying to revive the previously dismissed case, and the availability of new management and a new independent Board member to evaluate the merits, and the timing, of any claims which could be brought by the Company against the individual defendants. Substantially all of the individually named defendants subsequently joined in the Company’s motion.

On April 4, 2002, the court granted the plaintiff’s motion for a stay of the shareholders derivative action against certain of the Company’s former officers and directors pending the results of the investigation by the Special Litigation Committee of the Board of Directors (the “SLC”) of the claims raised in that action. On June 28, 2002, the Company filed a motion to dismiss or in the alternative a motion for summary judgment based on the findings of the SLC, which recommended dismissal of the action without prejudice. On August 21, 2002, the court granted the Company’s motion and dismissed the amended action without prejudice.

Insurance Claims

Reliance Insurance Company (“Reliance”) is the issuer of the $5 million primary directors and officers’ liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate. The Company intends to file a claim against the Reliance estate, however, all rights under the claim have been assigned to the plaintiffs pursuant to the MOU.

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy.

A settlement conference was held in February 2002 before the U.S. Magistrate assigned to this declaratory judgment action brought by the Company’s excess liability directors and officers liability insurance carrier. Representatives of the excess insurer, the Company, the individual defendants in the securities class action, and the plaintiffs in the securities class action attended the conference. While meaningful discussions were held at that conference, no settlement was reached and no further settlement conference has been scheduled.

Company Action against Former Officers

On December 5, 2001, the Company formed the SLC. The SLC is comprised of two outside directors who joined the Company’s Board subsequent to the time of certain alleged wrongdoings as discussed below.

On December 20, 2001, the SLC retained independent counsel to advise the SLC in its investigation of the allegations of wrongdoing during prior periods by former employees, as well as current and former members of the Company’s Board of Directors. Additionally, the SLC suspended the advancement of certain legal fees and expenses being paid on behalf of former officers of the Company.

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. On April 2, 2002, the Company filed an Amended Complaint and Jury Demand. On May 17, 2002, the Company filed a Second Amended Complaint and Jury Demand and added Ms. Joan Sherman, an individual, and the Kathryn Sherman Trust, a Colorado trust, as defendants. In its lawsuit, the Company seeks to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also seeks to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company seeks to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kathryn Sherman Trust to this action because they may possess assets from Mr. Sherman that Vari-L is entitled to recover.

On April 30, 2002, Mr. Kiser filed a motion to dismiss our lawsuit in its entirety. On June 13, 2002, the motion to dismiss was denied.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the Termination and Consulting Agreement. On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley. Mr. Bland is our President and Chief Executive Officer. Mr. Dutkiewicz is our Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on our Board of Directors and are members of the SLC. The counter-claim alleges claims for: (i) violation of the Colorado Wage Act against all counter-claim defendants; (ii) breach of contract relating to Mr. Kiser’s employment agreement with the Company against the Company only; (iii) breach of contract relating to the Company’s promise to fulfill the obligations of Mr. Kiser’s employment agreement against the Company only; (iv) breach of contract relating to the indemnification agreements with the Company against the Company only; (v) promissory estoppel relating to Mr. Kiser’s retirement from the Company against the Company only; (vi) intentional interference with Mr. Kiser’s employment agreement with the Company against Mr. Bland only; and (vii) negligent misrepresentation relating to Mr. Kiser’s plans for retirement against Mr. Bland only.

A trial date of February 24, 2003 has been set and the parties are about to commence discovery.

Mr. Kiser’s employment contract requires him to perform any directive of the Company’s Board of Directors. Subsequent to March 19, 2002, Mr. Kiser has not performed any services for the Company. The Company believes that its claim to rescind Mr. Kiser’s employment contract based upon mistaken or misrepresented information regarding the Company’s true financial performance is based upon a valid principle of law. Since March 19, 2002, the Company has suspended all payments required by Mr. Kiser’s employment contract. The Company has recorded approximately $203,000 of liabilities representing the present value of post-employment health care obligations and a one time separation bonus to be paid to Mr. Kiser upon termination of contract payments.

In the event that Mr. Kiser prevails in requiring us to comply with the terms of the employment contract, we could be obligated to total future payments of approximately $1,400,000 payable over ten years. If we are successful in our claims against Mr. Kiser, we could be awarded as much as $5,600,000 plus attorneys’ fees. Additionally, we would reverse all previously recorded liabilities associated with this matter.

If Mr. Kiser prevails on his breach of contract action related to the indemnification agreements he had with the Company, the Company could be liable for attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Under Mr. Sherman’s termination and consulting agreement, the Company agreed to engage Mr. Sherman as a consultant for the period August 1, 2000 through July 31, 2001. As a consultant he was to receive compensation of $195,000 as consulting fees along with certain other benefits. Due to his failure to submit certain documentation for travel expenses in which amounts were advanced, the Audit Committee suspended payment of the consulting fees in October 2000 and elected to terminate the agreement due to misappropriation of funds. During the quarter ended December 31, 2001, the Company recognized a $145,000 benefit from an insurance recovery for Mr. Sherman’s undocumented travel advances. If Mr. Sherman prevails on his breach of contract action, the Company could be liable for amounts under his termination and consulting agreement, attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) sued the Company for infringement of U.S. Patent No. 4,821,007. The Company has not been served with the complaint. The Company has been advised that a license may be available under the patent, and the Company and its counsel are investigating Anaren’s allegations.

Financial Impact of Litigation

All of these legal actions have the potential of a possible loss to the Company. The Company Action against Former Officers is a potential gain contingency for the Company. At this time, we are unable to reasonably estimate the possible future cost or net loss or gain, if any, associated with certain of these matters. Accordingly, we have not recorded any loss or gain contingencies associated with certain of these matters as of June 30, 2002. It is reasonably possible that such amounts could be material to our financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4A. Executive Officers of the Registrant

Following is a list of our executive officers, their respective ages as of June 30, 2002 and their positions within the Company:

Name	Age	Position

Charles R. Bland	54	President, Chief Executive Officer and Director
Richard P. Dutkiewicz	47	Vice President — Finance, Chief Financial Officer and Secretary
Ernest C. Hafersat	52	Vice President — Manufacturing
Timothy G. Schamberger	40	Vice President — Sales and Marketing
Daniel J. Wilmot	36	Vice President — Research and Development

Charles R. Charles R. Bland - President, Chief Executive Officer and Director. Mr. Bland, age 54, joined us in May 2001 as our President and Chief Executive Officer. On December 26, 2001, he was appointed to the Board of Directors. From June 1, 2000 until he joined us, he served as the President of Growzone, Inc., a software company focused on the horticultural industry, and from June 1999 until June 2000, he was the President of AmericasDoctors.com, an Internet health care content site. From 1998 to 1999, Mr. Bland was the Chief Operating Officer at Quark Incorporated, provider of shrink wrap and client server software for the publishing industry. For the previous 24 years, Mr. Bland worked in positions of increasing responsibility with Owens Corning Fiberglas, a world leader in high performance glass composites and building materials, with his final assignment being President, Africa/Latin American Operations. Mr. Bland received his B.S., Accounting and Finance, from Ohio State University and his MBA from the Sloan School, Massachusetts Institute of Technology.

Richard P. Dutkiewicz — Vice President of Finance, Chief Financial Officer and Secretary. Mr. Dutkiewicz, age 47, joined us in January 2001 as our Vice President of Finance, Chief Financial Officer and Assistant Secretary. On December 31, 2001, he was appointed Secretary of the Corporation. From 1995 to 2001, Mr. Dutkiewicz was Vice President — Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz’ previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG LLP. Mr. Dutkiewicz also serves on the Board of Directors of CareerLab.com. He received his BBA degree from Loyola University of Chicago in 1977. He is a member of the American Institute of Certified Public Accountants, Financial Executives International and the Association for Corporate Growth.

Ernest C. Hafersat — Vice President of Manufacturing. Mr. Hafersat, age 52, became our Vice President of Manufacturing in March 2001. Prior to joining us, he served in various management capacities, including Senior Director of Engineering at Maxtor Corporation, a disk storage manufacturer, since 1994. Mr. Hafersat also served as the acting Vice President and General Manager/Senior Director of Operations, Engineering and Materials at Read-Rite Corporation, a manufacturer of magnetic recording components for the hard drive industry located in Malaysia and the Philippines from January 1998 to December 1999. His previous assignments included positions as Senior Manager of Engineering with Exabyte Corporation, a manufacturer of tape storage products; Director of Manufacturing with Optotech Inc., an optical disk storage product manufacturer; Director of Manufacturing for Kennedy Corporation, a manufacturer of tape storage products; and Manager of Manufacturing/Industrial/Cost Engineering with IBM-MCA Joint Venture (Discovision), a videodisk and technology transfer manufacturing. Mr. Hafersat completed his BSIE degree at Kentucky Christian University in 1970.

Timothy G. Schamberger — Vice President, Sales and Marketing. Mr. Schamberger, age 40, became our Vice President of Sales and Marketing in May 2002. Prior to joining us, he served in various capacities including Strategic Account Manager with M/A-COM Inc., a leading wireless RF components manufacturer since 1993. Mr. Schamberger’s previous experience also includes sales management and engineering positions with Allied Signal Aerospace Corp., a manufacturer of non-nuclear systems for nuclear weapons, and Wilcox Electric, a manufacturer of ground-based navigation aid equipment. Mr. Schamberger received his BSEE from Kansas State University in 1983.

Daniel J. Wilmot — Vice President of Research and Development. Mr. Wilmot, age 36, joined us in August 1992. He served as Product Development PLL Design Engineer and Director of Advanced Product/Development Engineer in 1993 before he was appointed Vice President of Research and Development in November 1993. Prior to joining us, Mr. Wilmot was an RF Lead Engineer with Rockwell International where he worked in management, design, development, cost management and containment for PLLs and VCOs among other hybrid RF devices. Before Rockwell International, he worked at Interstate Electronics Corp. in Anaheim, California as a Radio subsystem designer for GPS applications. Mr. Wilmot received his BSEE from University of California at Santa Barbara in June 1986 and an MSEE from the California State University at Fullerton in December 1991. Mr. Wilmot also completed the AEA/Stanford Executive Institute for Management of High-Technology Companies at Stanford University, California in August 1999. Mr. Wilmot is currently pursuing his MBA at the University of Colorado.

Our Executive Officers are elected by the Board of Directors at the first meeting after each annual meeting of Shareholders and hold office until the next such meeting of Directors or their earlier resignation or removal.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market

In May 2002, an application for listing was filed with the Over the Counter Bulletin Board system (the “OTCBB”). The application was accepted and we began trading on the OTCBB under the stock symbol “VARL.” Formerly, our common stock was traded on the Nasdaq National Market until July 7, 2000 when it was suspended by Nasdaq. During the period from July 7, 2000 through September 9, 2000 when the stock was delisted by Nasdaq, there was no active public trading market for our stock. Beginning September 11, 2000, our stock was quoted on the other OTC market until our subsequent listing with the OTCBB on June 26, 2002.

The following table sets forth the high and low prices for the common stock for the periods indicated:

	High	Low

NASDAQ National Market:
Period from July 1 to July 7, 2000	$12.63	$11.63

As quoted on other OTC Market
Period from September 11 to September 30, 2000	$6.05	$2.50
Quarter ended December 31, 2000	$4.50	$0.75
Quarter ended March 31, 2001	$4.75	$1.25
Quarter ended June 30, 2001	$3.00	$1.25
Quarter ended September 30, 2001	$3.50	$1.00
Quarter ended December 31, 2001	$2.50	$1.00
Quarter ended March 31, 2002	$1.75	$1.00
Period from April 1 to June 25, 2002	$1.40	$0.55

OTCBB
Period from June 26 to June 30, 2002	$1.15	$0.60

Holders

As of September 30, 2002, there were approximately 400 holders of record of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock. Our Board of Directors presently intends to retain any and all earnings for use in the business and, therefore, does not anticipate paying cash dividends in the foreseeable future. The declaration of cash dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs, and any contractual or other restrictions.

Equity Compensation Plan Information

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 is incorporated herein by reference.

Sales of Unregistered Securities

Stock Grant Plan. During the fiscal year ended June 30, 2002, we issued 2,900 shares of our common stock with a fair market value of $4,000 to non-management members of our Board of Directors under our Stock Grant Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Stock Grant Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Employee Stock Purchase Plan. During the fiscal year ended June 30, 2002, we sold 76,011 shares of our common stock for a weighted average price of $1.64 per share to employees pursuant to our Employee Stock Purchase Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Employee Stock Purchase Plan, fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected historical financial information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows and our financial statements and related notes thereto beginning on page F-1. Certain fiscal year 2001 amounts have been reclassified to conform to the fiscal year 2002 presentation. Information prior to January 1, 1999 cannot be prepared without unreasonable effort and expense. The financial statements for periods prior to June 30, 2000 have not been audited.

	Fiscal	Fiscal
	Year	Year	Twelve Months
	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2000

	(In thousands of dollars, except share and per share data)
Statement of Operations Data (1):
Net sales	$21,348	41,377	30,597
Cost of goods sold	13,647	21,747	17,540

Gross profit	7,701	19,630	13,057

Operating expenses:
Selling	2,925	4,268	3,636
General and administrative	6,418	9,664	4,436
Research and development	2,669	4,021	5,646
Expenses related to accounting restatements and the related shareholder litigation	1,805	2,387	469

Total operating expenses	13,817	20,340	14,187

Operating loss	(6,116)	(710)	(1,130)
Other income (expense):
Interest income	48	416	460
Interest expense	(199)	(1,062)	(873)
Other, net	12	(43)	(35)

Total other income (expenses)	(139)	(689)	(448)

Net loss	$(6,255)	(1,399)	(1,578)

Loss per share	$(0.87)	(0.20)	(0.25)

Weighted average shares outstanding	7,152,342	7,083,866	6,232,964

Balance Sheet Data at Period End:
Cash and cash equivalents	$553	2,013	11,030
Working capital	1,999	7,093	6,742
Total assets	13,394	20,454	32,571
Notes payable and current installments of long-term obligations	1,611	1,764	11,566
Long-term obligations	55	1,321	92
Total stockholders’ equity	7,739	13,829	14,685

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a number of assumptions by us about the future, usually based on current conditions or on the broader expectations of others. These assumptions may or may not prove to be correct and, as a result, our own forward-looking statements may also be inaccurate. On the other hand, based on what we know today and what we expect in the future, we believe that the forward-looking statements we make in this report are reasonable. In most cases, when we use words like “believe,” “expect,” “estimate,” “anticipate,” “project,” “plan,” or “predict” to describe something which has not yet occurred, we are making a forward-looking statement.

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. For example, our future results could be affected by the overall market for various types of wireless communications products, the success of the specific products into which our products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of our internal projections as to the demand for certain types of technological innovation, competitors’ products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts and the ultimate outcome of pending and threatened litigation and regulatory action. It is also important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our company should place undue reliance on any forward-looking statement in this report.

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and our financial statements and the notes thereto beginning on page F-1. The financial statements for periods prior to June 30, 2000 have not been audited. Our fiscal year end was changed to June 30 effective in 2000. Previously, our fiscal year ended on December 31. Our operations consist of a single business segment — the design, manufacture and sale of a wide variety of radio frequency and microwave components and devices mainly used in the wireless communications industry.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Allowances for Doubtful Accounts

Revenues are recognized at the time of shipment to, or acceptance by, the customer provided title and risk of loss is transferred to the customer.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is determined based on review of the overall condition of accounts receivable balances and review of significant past due accounts. Additionally, we maintain credit insurance on certain of our foreign accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

We value our inventories at lower of cost or market on a part-by-part basis. Additionally, we make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand within a specified time horizon, generally twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual forecast is less than our demand forecast, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

Commitments and Contingencies

We are party to various legal proceedings and claims, as well as various other commitments and contingencies. We have recorded a liability if it is (1) probable that an obligation has been incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation can be reasonably estimated.

All of our legal actions have the potential of a possible loss to the Company. We believe that certain of the actions could be potential gain contingencies. However, at this time we are unable to reasonably estimate the possible future cost, net loss or gain, if any, associated with certain of our pending legal proceedings.

Results of Operations for the Fiscal Year Ended June 30, 2002 Compared with the Fiscal Year Ended June 30, 2001

Net Sales

Net sales for the year ended June 30, 2002 decreased 48.4% to $21.3 million compared with $41.4 million for the year ended June 30, 2001. This decline is primarily due to a decrease in demand for the quantity of commercial signal source products consistent with an overall slowdown in the wireless communications industry.

Revenue from commercial signal source products was $15.6 million for the year ended June 30, 2002, a 55.3% decrease from the $34.9 million for the year ended June 30, 2001. Revenue from commercial signal source products for the year ended June 30, 2001 included fees earned from a contract modification of $295,000. Revenue from all other products was $5.7 million for the year ended June 30, 2002, a 12.3% decrease from the $6.5 million for the year ended June 30, 2001. Revenue from all other products for the year ended June 30, 2001 included a significant end-of-life production run generating net sales of $809,000.

Gross Profit

Gross profit for the year ended June 30, 2002 decreased 60.6% to $7.7 million, or 36.1% of net sales, compared with $19.6 million, or 47.4% of net sales, for the year ended June 30, 2001. The gross profit percent in any period can be affected significantly by volume and unusual items.

Fixed manufacturing overhead adversely affects gross profit at lower sales volumes. Accordingly, the reduced sales level for the year ended June 30, 2002 had the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts, such as printed circuit boards. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the years ended June 30, 2002 and 2001 are charges of $564,000 and $1.4 million, respectively, for excess and obsolete inventory. Additionally, for the year ended June 30, 2002, we charged $65,000 to cost of goods sold for severance costs related to a reduction in our work force. These charges were offset by $268,000 of recoveries for previously written-off inventory.

During the quarter ended June 30, 2002, we sold inventories with a net book value of approximately $250,000 for $75,000. As a result, we recorded a charge to cost of goods sold for $175,000. Additionally, due to the continuing decline in the industry and weak demand of our commercial signal source products, we offered certain of our preferred customers’ price decreases which resulted in a $152,000 decrement in gross margin for the quarter ended June 30, 2002.

Operating Expenses

Included in operating expenses are charges for non-cash stock compensation of $44,000 and $487,000 for the years ended June 30, 2002 and 2001, respectively. The charges for stock compensation principally relate to amortization of deferred stock compensation attributable to stock options granted at less than the market price of the common stock on the date of the grant. Of the $487,000 total amount of stock compensation expense recorded for the year ended June 30, 2001, $409,000 relates to options granted in December 1999. In December 2000, these options were re-priced at $34.50 per share, the market price of the common stock at the date of the original grant. As a result, the remaining unamortized stock compensation associated with these option grants was reversed in December 2000.

In April 2002, we filed a Tender Offer (the “Offer”) with the SEC which offered employees the right to exchange all outstanding options to purchase shares of the Company’s common stock with an exercise price equal to $34.50 per share for replacement options to be granted no earlier than six months and one day from the expiration of the Offer at an exercise price equal to no less than the fair market value of the common stock on the grant date. Under the terms and subject to the conditions set forth in the Offer, 180,579 options were surrendered by eligible employees and cancelled on May 23, 2002. We will issue replacement options to purchase an aggregate of up to 180,579 shares of common stock in exchange for the options surrendered pursuant to the Offer on or around November 24, 2002.

Selling Expenses

Selling expenses for the year ended June 30, 2002 decreased 31.5% to $2.9 million, or 13.7% of net sales, compared with $4.3 million, or 10.3% of net sales, for the year ended June 30, 2001. The dollar decrease in selling expenses was primarily attributable to lower commissions paid to manufacturer’s representatives as a result of reduced sales volume and a decrease in charges for non-cash stock compensation.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2002 decreased 33.6% to $6.4 million, or 30.1% of net sales, compared with $9.7 million, or 23.4% of net sales, for the year ended June 30, 2001. The dollar decrease was primarily attributable to reduced spending on independent contractors for interim management and accounting services, the timing of audit fees paid in connection with the audit of our financial statements for the years ended June 30, 2001 and 2000 and a decrease in charges for non-cash stock compensation, partially offset by an increase in salaries and wages for the permanent transfer of personnel to assist in business development efforts, as well as new employees hired in 2002. Additionally, we recognized a $125,000 benefit from the recovery of a disputed amount that was written off in a previous period and a $145,000 benefit from an insurance recovery for undocumented travel advances to a former officer, offset by $20,000 for severance costs related to a reduction in our work force.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2002 decreased 33.6% to $2.7 million, or 12.5% of net sales, compared with $4.0 million or 9.7% of net sales, for the year ended June 30, 2001. The dollar decrease was primarily attributable to lower salaries and benefits from the permanent transfer of personnel to assist in business development efforts, fewer employees engaged in research and development efforts, a reduction in stay bonuses and production bonuses paid to employees and a decrease in charges for non-cash stock compensation offset by $16,000 for severance costs related to a reduction in our work force.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

Expenses relating to the accounting restatements and related legal matters, net of recoveries for the year ended June 30, 2002 and 2001 were $1.8 million and $2.4 million, respectively.

Included in these expenses for the year ended June 30, 2002, is $1.45 million representing the approximate cost to settle the Private Securities Class Action as described in Item 3, “Legal Proceedings” offset by a benefit of $117,000 resulting from an adjustment of an estimated liability recorded in a previous period. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits and the SEC investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses. The accounting restatements were completed in February 2001, however we continue to incur costs related to shareholder litigation.

In December 1999, we learned that the SEC was conducting an investigation to determine whether there were any violations of the federal securities laws. In September 2001, we agreed to a settlement with the SEC. In December 2001, we formed the SLC. The SLC retained independent counsel to advise the Committee in its investigation of allegations of wrong doing during prior periods by former employees, as well as current and former members of our Board of Directors. For the year ended June 30, 2002, approximately $226,000 of these expenses related to fees charged by the independent counsel to the SLC.

Other Income (Expense)

Interest income decreased 88.5% to $48,000 for the year ended June 30, 2002 compared with $416,000 for the year ended June 30, 2001. The decrease was attributable to lower average cash balances available during the year for investing, along with lower interest rates on invested balances. Interest expense and other, net, decreased 83.1% to $187,000 for the year ended June 30, 2002 compared with $1.1 million for the year ended June 30, 2001. The decrease was primarily attributable to less interest expense as a result of a reduction in the outstanding debt and a decrease in the lender’s prime rate.

Net Loss and Loss per Share

We believe that the disclosure of as adjusted net income (loss) and earnings (loss) per share, calculated based on criteria determined by management, provides useful information regarding our operations. As adjusted, net income (loss) excludes the impact of stock compensation, which is a non-cash charge, expenses relating to accounting restatements and related legal matters (which management believes are not indicative of normal operating expenses, but will continue until the litigation is resolved), and severance costs associated with the reduction in our workforce, offset by the benefit from recovery of a disputed amount, the benefit of an inventory recovery and an insurance recovery for undocumented travel advances. However, as adjusted financial information should not be considered a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles.

The following table reconciles the reported net income (loss) to as adjusted net income (loss) and earnings (loss) per share by each discrete element for the years ended June 30, 2002 and 2001:

	Year	Year
	Ended	Ended
	June 30, 2002	June 30, 2001

Net loss, as reported	$(6,255,000)	$(1,399,000)
Stock compensation	44,000	487,000
Expenses related to accounting restatements and related legal matters, net of recoveries	1,805,000	2,387,000
Severance costs	101,000	—
Benefit of recoveries	(538,000)	—

As adjusted net income (loss)	$(4,843,000)	$1,475,000

Loss per share, as reported — basic and diluted	(0.87)	(0.20)

As adjusted earnings (loss) per share — basic and diluted	$(0.68)	$0.21

Results of Operations for the Fiscal Year Ended June 30, 2001 Compared with the Twelve Months Ended June 30, 2000

Net Sales

Net sales for the year ended June 30, 2001 increased 35.3% to $41.4 million compared with $30.6 million for the twelve months ended June 30, 2000. This improvement primarily reflects increased demand for commercial signal source products. Net sales from commercial signal source products was $34.9 million for the year ended June 30, 2001, a 39.0% increase from the $25.1 million for the twelve months ended June 30, 2000. The year ended June 30, 2001 included a significant end-of-life production run generating net sales of $809,000 and fees earned from contract modifications of approximately $295,000. Net sales from all other products was $6.5 million for the year ended June 30, 2001, an 18.2% increase from the $5.5 million for the twelve months ended June 30, 2000.

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

The following table summarizes stock compensation expense included in each category of operating expenses:

	Fiscal Year	Twelve Months
	Ended	Ended
	June 30,	June 30,
	2001	2000

	(in thousands of dollars)
Selling:
Non-cash stock compensation	$78	88
Other selling expenses	4,190	3,548

Total selling expenses	$4,268	3,636

General and administrative:
Non-cash stock compensation	$180	204
Other general and administrative expenses	9,484	4,232

Total general and administrative expenses	$9,664	4,436

Research and development:
Non-cash stock compensation	$229	259
Other research and development expenses	3,792	5,387

Total research and development expenses	$4,021	5,646

Selling Expenses

Selling expenses for the year ended June 30, 2001 increased 17.4% to $4.3 million or 10.3% of net sales, compared with $3.6 million or 11.8% of net sales for the twelve months ended June 30, 2000. Excluding non-cash stock compensation, selling expenses for the year ended June 30, 2001 increased 18.1% to $4.2 million or 10.1% of net sales compared with $3.5 million or 11.4% of net sales for the twelve months ended June 30, 2000. The increase in selling expenses was primarily attributable to higher commissions paid to manufacturers’ representatives due to higher net sales.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2001 increased 117.9% to $9.7 million or 23.4% of net sales, compared with $4.4 million or 14.4% of net sales for the twelve months ended June 30, 2000. Excluding non-cash stock compensation, general and administrative expenses for the year ended June 30, 2001 increased 124.1% to $9.5 million or 22.9% of net sales compared with $4.2 million or 13.7% of net sales for the twelve months ended June 30, 2000. The increase was primarily attributable to higher amounts paid to independent contractors for interim management and accounting services, stay bonuses paid to employees, higher insurance premiums, increased audit and legal fees, and severance costs associated with the retirement benefits accrued for the planned retirement of our former Chief Scientific Officer.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2001 decreased 28.8% to $4.0 million or 9.7% of net sales, compared with $5.6 million or 18.3% of net sales for the twelve months ended June 30, 2000. Excluding non-cash compensation, research and development expenses for the year ended June 30, 2001 decreased 29.6% to $3.8 million or 9.2% of net sales, compared with $5.4 million or 17.6% of net sales for the twelve months ended June 30, 2000. The decrease was primarily attributable to the temporary transfer of research and development personnel to assist in manufacturing cost reduction efforts.

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

Factors Affecting Our Future Results

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

We may require additional sources of cash to meet our capital and operational requirements. As a result, we may face uncertainty in obtaining sources of capital on satisfactory terms.

Our liquidity and cash flows from our operations may be insufficient to meet our capital and operating requirements. Although Sirenza has agreed to provide a bridge financing facility to us, their obligation to do so is subject to our compliance with financial and other covenants and other conditions set forth in our loan agreement with Sirenza. If we do not meet those requirements, we may be unable to draw down additional amounts and Sirenza may be able to declare the loan to be in default and demand repayment of outstanding amounts. Furthermore, unanticipated changes in our business, financial condition or results of operations may cause our capital requirements to exceed the amounts available under the Sirenza bridge loan facility. There is no assurance that additional financing would be available from Sirenza or any other source. Given the current market price for our common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock. Our ability to seek other sources of capital is limited by virtue of the terms of the Exclusivity and Right of First Refusal Agreement entered into in connection with the bridge loan. Our capital requirements depend on numerous factors beyond our control. If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition or liquidity. There can be no assurance that any means of raising capital will be available, or if available, that it will be acceptable on terms or in sufficient amounts to meet our needs.

We may not be able to successfully negotiate the sale of our business.

Although we intend to negotiate with Sirenza to sell substantially all of our assets to them, there can be no assurance that we will be successful in reaching a definitive agreement. In the event that we are able to reach an agreement with Sirenza, such agreement would most likely be subject to numerous conditions. There can be no assurance that we would be able to meet those conditions or that the sale of the assets would be consummated even if our shareholders were to approve such an agreement. If the sale of the assets to Sirenza is not consummated, we may not be able to sell our assets or our business to another buyer on terms as favorable as those provided in a definitive agreement with Sirenza, or at all. Additionally, pursuant to the terms of the Exclusivity Agreement, our ability to negotiate with other potential buyers is greatly limited.

Our future results are likely to fluctuate.

Our quarterly and annual results of operations have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety factors, including; general economic conditions; changes in pricing policies by us, our competitors or our suppliers; anticipated and unanticipated changes in unit average selling prices of our products; fluctuations in manufacturing yields, availability and cost of products from our suppliers; the timing of new product announcements and introductions by us or our competitors; changes in the mix of products sold; the cyclical nature of the telecommunications and military supplies industries; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of our products; seasonal customer demand; and the timing of significant orders. Results of operations could also be adversely affected by economic conditions generally or in various geographic areas, other conditions affecting the timing of customer orders and capital spending, a continued downturn in the wireless communications market, or order cancellations or rescheduling. Additionally, because we are continuing to increase our operating expenses for personnel and new product development in order to create more sales opportunities and increase sales levels, our results of operations will be adversely affected if such sales levels are not achieved.

We are exposed to the risks associated with the slowdown in the U.S. and world-wide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the wireless communications industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders in our commercial signal source components product line during fiscal 2002. In addition, we are experiencing corresponding decreases in revenues and average selling prices and expect continued pressure on average selling prices in the future. If the adverse economic conditions continue or worsen, restructuring of our operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

The markets for our products are characterized by rapid technological change, evolving industry standards, product obsolescence, and significant price competition and, as a result, are subject to decreases in average selling prices. We have experienced deterioration in demand for our commercial signal source products during the last fiscal year. We are unable to predict future prices for our products, but we expect that the average selling price for our products will decline. Accordingly, our ability to maintain or increase revenues will be highly dependant on our ability to increase unit sales volumes of existing products and to successfully develop, introduce and sell new products. Declining average selling prices will also adversely affect our gross margins. There can be no assurance that we will be able to increase unit sales volumes of existing products, develop, introduce and sell new products or significantly reduce our costs per unit. There also can be no assurance that even if we were able to increase unit sales volumes and sufficiently reduce our costs per unit, that we would be able to maintain or increase revenues or gross margins.

Our financial results could be adversely affected if we fail to develop, introduce, and sell new products.

Like many wireless communications companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends upon our ability to develop and introduce new products that customers choose to buy. The markets for our products are characterized by swift technological innovation which can leave a product line with little or no demand. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

Due to the relatively long lead times in obtaining raw material parts, our ability to maintain adequate levels of inventory is primarily dependant upon us obtaining sufficient supply of raw material to meet future demand and any inability to maintain adequate inventory levels may adversely affect our relationship with our customers. In addition, we must order product and build inventory in advance of product shipment. There is a risk that because demand for our products is volatile and subject to technological and price changes, we will forecast incorrectly and produce excess or insufficient inventories of a particular product. The risk is heightened because certain of our key customers place orders with short lead times. Our customer’s ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity as we may be unable to adjust our purchases from our suppliers to match such customer changes and cancellations. In the past, we have produced excess quantities of certain parts, which had a material adverse affect on our results of operations. There can be no assurance that in the future, we will not produce excess quantities of any of our products. To the extent that we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

Increases in raw materials prices may significantly harm our results.

Our manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. There is an ongoing risk that our suppliers may increase their prices to the point that we may not be able to maintain our gross margins. The occurrence of such price increases could have a material adverse affect on our results of operations.

The OEMs increased use of contract manufacturers creates pricing pressures that could adversely affect our results of operations.

In recent years, the trend in the electronics industry has been for many OEMs to use contract manufacturers primarily or exclusively to build their products. OEMs continue to look to outsourcing arrangements for the design and manufacture of certain products and/or components to achieve operational cost reductions. Additionally, the recent economic contraction has significantly increased the pressure on the OEMs to seek lower prices from their contract manufacturers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our business.

Our success depends upon the continued contributions of our executive officers, many of whom have many years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our business could be adversely affected.

We face additional problems and uncertainties associated with international operations that could adversely affect us.

We sell a significant portion of our products internationally and are subject to a number of risks including political and economic instability, changes in diplomatic and trade relationships, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Our current or potential customers in Asia, for instance, may become unwilling or unable to purchase our products and our competitors in Asia may be able to become more price-competitive relative to us due to declining values of their national currencies. There can be no assurance that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

We may fail to successfully integrate businesses that we acquire.

During fiscal 2002, we completed an acquisition of certain assets of Asvan Technologies, LLC and may acquire additional companies and/or assets in the future. If we fail to integrate these businesses successfully, or properly, our quarterly and annual results may be seriously harmed. Integrating businesses is expensive, time-consuming, and a great strain on our resources. Some specific difficulties in the integration process may include failure to successfully develop acquired in-process technology, the difficulty of integrating acquired technology or products, unanticipated expenses related to technology integration and the potential unknown liabilities associated with acquired businesses.

We may not be able to compete successfully in a highly competitive industry.

We face intense competition and many of our principle competitors and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than do we, any of which factors may place such competitors and potential competitors in a stronger competitive position.

Our customers may be unable to pay their outstanding obligations to us.

The competitive environment in which we operate requires us to provide certain credit terms to our customers. In some circumstances, the credit terms can be significant. Given the general downturn in the US and world-wide economy, we may see an increase in customer defaults. Should customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on us.

We may face significant expenses as a result of ongoing or future litigation.

We intend to vigorously defend the Company in ongoing litigation, however, should the outcome of any of the actions be unfavorable, we may be required to pay damages and other expenses which could have a material adverse affect on our financial position or results of operations.

Liquidity and Capital Resources

As of June 30, 2002, working capital was $2.0 million including cash and cash equivalents of $553,000. Operations generated $897,000 of cash primarily attributable to the reduction of accounts receivable through collections and lower sales volumes during the year. Additionally, we continued our focus of reducing inventory levels and increasing inventory turns. The cash generated from these efforts was partially offset by the net loss, adjusted for non-cash charges, the payment of semi-annual bonuses to employees and reduced accounts payable due to lower costs and expenses attributable to lower sales volumes.

Capital expenditures for the fiscal year ended June 30, 2002 were $953,000. We focused capital expenditures on further automation of existing production equipment and further development of our IT infrastructure.

Throughout the fiscal year ended June 30, 2002, we reduced our notes payable and long term obligations by $1.4 million.

Wells Fargo Credit Facility

On June 28, 2001, we entered into a credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) (“the Credit Facility”), consisting of, among other things, a revolving loan (“Revolving Loan”) and a term loan “Term Loan”). During fiscal 2002, we have renegotiated amendments in an attempt to avoid potential default under the Credit Facility due to the continuing softness of demand of our products and within the wireless industry.

In late May 2002, we determined that we were not in compliance with our minimum tangible net worth covenant of the Credit Facility, which constitutes an event of default. In early July 2002, we received notice from Wells Fargo confirming that an event of default had occurred. Accordingly, the amounts outstanding as of June 30, 2002 have been classified as current. A default interest rate of 3% over the floating rate is currently being charged against amounts outstanding under the loan agreement. No other default remedies were sought by the lender.

On September 26, 2002, we entered into a forbearance agreement with Wells Fargo that is in effect until November 15, 2002. The forbearance agreement allows us to borrow amounts on our Revolving Loan up to the lesser of the amount available under a borrowing base formula or $2,500,000. The Credit Facility is secured by substantially all of our accounts receivable, inventories, intellectual property and equipment. The forbearance agreement also imposes certain financial covenants along with limitations on capital expenditures and investments, and restricts certain payments and distributions.

At June 30, 2002, the interest rates on the Revolving Loan and the Term Loan were 8.75% and 10.25%, respectively. We had additional borrowing availability of $1.8 million under the Revolving Loan.

For the period from May 2002 to August 2002, we received several indications of interest in an acquisition of all or substantially all of our assets or a potential private equity infusion. As a result, we decided to engage the investment-banking firm of Green, Manning & Bunch, LTD (“GMB”) to act as our financial advisor to assist in evaluating our strategic alternatives, including a financing transaction or the sale of all or part of the Company. We worked with GMB to identify potential financing sources and potential acquirers and held discussions with a number of parties on these potential transactions in August 2002. Potential acquirers were advised that the Company would require substantial bridge financing pending completion of any acquisition in order to repay the Wells Fargo credit line and to meet our working capital needs pending completion of any acquisition transaction.

Sirenza Loan Facility

On October 7, 2002, we entered into a Loan Agreement with Sirenza Microdevices, Inc. (“Sirenza”) which provides for a $5.3 million senior secured bridge loan facility (the “Loan Facility”). As a condition to the Loan Facility, we entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of our assets.

The Loan Facility is effective for the period October 7, 2002 to September 25, 2003, is secured by substantially all of our assets and has an annual interest rate of 25%. Additionally, the Loan Facility is subject to covenants that among other things impose limitations on capital expenditures and investments, restrict certain payments and distributions and require us to maintain certain financial ratios.

Under the terms of the Loan Facility, Sirenza has provided for funding in two tranches. The first tranche (“Tranche A “) consists of an initial term loan of approximately $1.4 million to repay amounts outstanding under the Credit Facility at Wells Fargo. The second tranche (“Tranche B”) consists of additional term loans of up to $3.9 million which may be drawn down in accordance with an agreed schedule. We expect to use the proceeds from any advances under Tranche B to fund our working capital requirements.

In the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza, amounts outstanding under the Loan Facility are due in full within five business days. Additionally, we must pay a prepayment fee in the amount of $1,000,000 (the “Prepayment Fee”). Under the terms of the Loan Facility, we may voluntarily prepay the Tranche A and Tranche B loan provided that in the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza within 180 days of such prepayment, we must pay the Prepayment Fee.

Additionally under the terms of the Loan Facility, at Sirenza’s option, the Tranche A loan is convertible into 19.9% of our Common Stock on a fully diluted basis at the following times: five business days prior to the maturity date of the Tranche A loan, the date Sirenza receives written notice of our intent to prepay the Tranche A loan, the date of the commencement of a tender offer by a party other than Sirenza, and the date we execute a definitive acquisition agreement with another party. The shares of common stock issuable upon conversion of the Tranche A Note are subject to certain registration rights as set forth in the Resale Registration Rights Agreement between the parties. We have amended our Rights Agreement with American Securities Transfer, Inc. to make the rights thereunder inapplicable to certain transactions with Sirenza that are approved by our board of directors, including the conversion of the Tranche A Note.

Our ability to draw down amounts under Tranche B is conditioned upon, among other things, the absence of an event of default and our representations and warranties being true and correct at the time of such draw down request. In the event we are unable to draw down amounts under Tranche B, we may be required to seek additional capital through other sources, which ability is limited by the terms of the Exclusivity Agreement described below. There can be no assurance that we would be able to procure adequate funds in such an event. If such funds are not available, we may be forced to curtail or suspend our operations.

Pursuant to the terms of the Exclusivity Agreement, we have agreed, subject to certain exceptions, not to solicit acquisition proposals from other parties or otherwise negotiate with such parties with respect to an acquisition proposal. Such exclusivity period terminates upon the earlier of March 31, 2003 or the occurrence of certain other events. Under the Exclusivity Agreement we have granted Sirenza a right of first refusal in the event that we receive any future offer to acquire us or substantially all of our assets. Such right of first refusal terminates upon the earlier of: the date that Sirenza advises us in writing that they are terminating all negotiations with us regarding a transaction or that they are no longer interested in pursuing a transaction with us, such time as the Loan Facility has terminated and no loans remain outstanding thereunder, or such time as they default on their obligations to make loans to us pursuant to the Loan Facility.

Other

On December 5, 2001, the SLC was formed to investigate allegations of wrongdoings during prior periods by former employees, as well as current and former members of our Board of Directors. The SLC is comprised of two outside directors who joined our Board of Directors subsequent to the time of certain alleged wrongdoings. On December 20, 2001, the SLC retained independent counsel to assist in its investigation.

On March 19, 2002, under the direction of the SLC, we filed a lawsuit against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Board of Directors and former Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. In the lawsuit, we seek to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock option grants made to them, on the basis that such agreements were entered into, and such option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. We also seek to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. Additionally, we seek to recover rent paid in excess of market prices pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Mr. Kiser and Mr. Sherman.

On April 30, 2002, Mr. Kiser filed a motion to dismiss our lawsuit in its entirety. On June 13, 2002, the motion to dismiss was denied.

Mr. Kiser’s employment contract requires him to perform any directive of the Company’s Board of Directors. Subsequent to March 19, 2002, Mr. Kiser has not performed any services for the Company. We believe that our claim to rescind Mr. Kiser’s employment contract based upon mistaken or misrepresented information regarding the Company’s true financial performance is based upon a valid principle of law. Since March 19, 2002 we have suspended all payments required by Mr. Kiser’s employment contract. We have recorded approximately $203,000 of liabilities representing the present value of post-employment health care obligations and a one time separation bonus to be paid to Mr. Kiser upon termination of contract payments.

In the event that Mr. Kiser prevails in requiring us to comply with the terms of the employment contract, we could be obligated to total future payments of approximately $1.4 million payable over ten years. If we are successful in our claims against Mr. Kiser, we could be awarded as much as $5,600,000 plus attorneys’ fees. Additionally, we would reverse all previously recorded liabilities associated with this matter.

The jury trial date for this suit has been scheduled for February 24, 2003.

At this time, we are unable to reasonably estimate the possible future cost, net loss or net gain, if any, associated with this matter or other legal proceedings and claims for which we may be exposed to a certain amount of risk. Accordingly, we have not recorded any loss or gain contingencies associated with these matters as of June 30, 2002. It is reasonably possible that such amounts could be material to our financial condition, results of operations or liquidity.

We own various term life and whole life insurance policies in which certain former officers are named as the insured. Under these policies, we are entitled to 100% of the net death benefits. As of June 30, 2002, the aggregate death benefits receivable under these policies was approximately $6.4 million and the cash surrender value was approximately $273,000. During July 2002, we borrowed approximately $259,000 against the whole life insurance policies. We have not recorded any gain contingency associated with the aggregate death benefits receivable, however in the event of death, the net death benefit could be material to our financial condition, results of operations and liquidity.

Effect of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.142, Accounting for Goodwill and Intangible Assets. SFAS No. 142 provides that an intangible asset may be amortized over its respective estimated useful life to its estimated residual value in proportion to the economic benefits consumed. The method of amortization should be systematic and rational but need not necessarily be the straight-line method. Amortization is not required for intangible assets which are determined to have an indefinite useful life. Useful lives of amortizable intangible assets are required to be re-evaluated each reporting period. We adopted SFAS No. 142 in January 2002. Prior to adoption, we did not have any goodwill recorded. As a result, we had no impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 may result in increases in liabilities, assets, and expense recognition in financial statements. We do not anticipate a material impact on our financial condition or results of operations as a result of implementing this standard. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. We do not anticipate a material impact on our financial condition or results of operations as a result of implementing this standard. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. We do not anticipate a material impact on our financial condition or results of operations as a result of implementing this standard.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. We are currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of June 30, 2002, we had notes payable outstanding of $1.5 million under our Term Loan at an interest rate of 10.25%. No amounts were outstanding under our Revolving Loan. Additionally, in connection with the acquisition of certain assets of Asvan Technology, LLC, we had $139,000 outstanding on a two-year promissory note at an interest rate of 10.00%. We estimate that a 10% upward movement in interest rates would have impacted our results of operations by less than $200,000 for the year ended June 30, 2002.

Item 8. Financial Statements

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

Sarah L. Booher — Director. Ms. Booher, age 60, was elected a Director on January 18, 1994. She has been a managing partner of Good Earth Farm, a horse-breeding farm, since 1992. Ms. Booher was the Executive Director of the Park Ridge Foundation, a nonprofit health care foundation located in Rochester, New York, from February 15, 1988 until September 1, 1996. She remained as a consultant to the Foundation until August 30, 1997. After September 1, 1996, she became Vice President of PMA Associates of Genesee Valley, Inc., a nonprofit strategic planning corporation in Livonia, New York, where she remains as a consultant and Secretary/Treasurer. She has also been a fund-raising consultant for the Cordelia A. Greene Library in Castile, New York, and the Hope Hall School of Rochester, New York, since 1998. During 1996 and 1997, Ms. Booher served as President of the Genesee Valley New York Chapter of the National Society of Fundraising Executives, a nonprofit organization, where she also served on the Board of Directors from 1986 to 1997. She received a BA degree from the University of Colorado in 1964.

Robert C. Dixon — Director. Mr. Dixon, age 70, was elected a Director on January 11, 2002. Mr. Dixon currently serves on the Boards of Sunwest, a telephone company in Colorado Springs, and Ditrans Corp., in Irvine, California, where he is Chairman. Mr. Dixon has more than 46 years of experience as a senior scientist and development engineer with some of the world’s leading defense, communications and electronics organizations. He was a Founder and Chief Scientist of Omnipoint Corporation, a cellular service provider that was recently purchased by VoiceStream. Other assignments have included Chief Scientist at Hughes Aircraft, Senior Research Engineer at Northrop Corporation, Senior Staff Engineer at Magnavox Research Labs, Staff Engineer at TRW, and Senior Staff Engineer at Hoffman Electronics. He was also President and Founder of Spectrack Systems Inc., Division Manager of the Spectrack Division of R&D Associates, and Chief Scientist and Founder of Spread Spectrum Sciences Inc. Mr. Dixon has served as a consultant to more than 100 companies and to the U.S. government. Additionally, he taught at UCLA and George Washington University and has served as co-editor of a special issue of IEEE Transactions (Institute of Electrical and Electronics Engineers) and on the editorial board of IEEE Proceedings. Mr. Dixon is licensed by the Federal Communications Commission, is a Licensed Professional Engineer, and is a Fellow of the IEEE.

David A. Lisowski — Director. Mr. Lisowski, age 49, was elected a Director on June 26, 1996. Mr. Lisowski is the President and a Director of the Denver Wholesale Florist Company, a national wholesale florist, for which he has been the General Manager and Chief Executive Officer since 1993. He was employed by Central Bank of Denver, N.A., a commercial bank in Colorado, and various affiliated banks from 1972 to 1992. His employment with Central Bank included serving as Senior Vice President of Commercial Lending in Southern Colorado as well as various other positions. Mr. Lisowski attended Metropolitan State College where he received a BS degree in Finance in 1988.

Anthony B. Petrelli — Acting Chairman of the Board and Director. Mr. Petrelli, age 49, was elected a Director on October 17, 1997 and became Acting Chairman of the Board of Directors on July 3, 2001. Mr. Petrelli has served as Senior Vice President of Investment Banking Services at Neidiger, Tucker, Bruner, Inc., an investment banking firm and registered broker-dealer in Denver, Colorado, since May of 1987. He formerly served as a Director of Guardian Acceptance Corp., a consumer finance company in Denver, Colorado, for which he served as President from September 1996 until December 1997. Mr. Petrelli received a BS degree in Business in 1974 and an MBA in 1979 from the University of Colorado.

David M. Risley — Director. Mr. Risley, age 58, was elected a Director on November 27, 2001. He currently serves as Senior Vice President and Chief Financial Officer of La-Z-Boy Inc., a $2.2 billion furniture manufacturer. Prior to joining La-Z-Boy, he was Vice President of Finance and Chief Financial

Officer with Aeroquip Vickers, Inc., a manufacturing firm serving the industrial, aerospace and automotive markets with power and motion control devices, fluid connectors and composite components. He also had served as Vice President and Controller of Heizer Corporation, a venture capital and business development firm and in various positions with TransUnion Corporation, a diversified conglomerate. He began his career as a Certified Public Accountant with Arthur Young & Company (now Ernest & Young LLP). He holds a BBA in Accounting from the University of Iowa and an MBA in Finance from Loyola University of Chicago.

Gil J. Van Lunsen — Director. Mr. Van Lunsen, age 60, was elected a Director on June 1, 2001. He recently retired from KPMG following 32 years of service. Nine years after joining KPMG in 1968 as an assistant accountant, he became partner and subsequently was promoted to partner in charge of national accounting and audit training. In 1994, he was appointed managing partner of the Tulsa, Oklahoma office, a position he held until his retirement in 2000. Mr. Van Lunsen was recently appointed Chairman of the Audit Committee of Hillcrest Healthcare Systems, a Tulsa, Oklahoma-based hospital system. He is also a member of the Ethics Compliance Committee of Tyson Foods. He received his BSBA in Accounting and Finance from the University of Denver in 1968 and is a Certified Public Accountant.

Charles R. Bland — President, Chief Executive Officer and Director. Mr. Bland, age 54, joined us in May of 2001 as our President and Chief Executive Officer. On December 26, 2001, he was appointed to the Board of Directors. From June 1, 2000 until he joined us, he served as the President of Growzone, Inc., a software company focused on the horticultural industry, and from June 1999 until June 2000, he was the President of AmericasDoctors.com, an Internet health care content site. From 1998 to 1999, Mr. Bland was the Chief Operating Officer at Quark Incorporated, provider of shrink wrap and client server software for the publishing industry. For the previous 24 years, Mr. Bland worked in positions of increasing responsibility with Owens Corning Fiberglas, a world leader in high performance glass composites and building materials, with his final assignment being President, Africa/Latin American Operations. Mr. Bland received his B.S., Accounting and Finance, from Ohio State University and his MBA from the Sloan School, Massachusetts Institute of Technology.

The information regarding our executive officers required by this Item is included in Item 4A hereof.

Item 11. Executive Compensation

The following table summarizes the compensation for the years ended June 30, 2002 and 2001, six months ended June 30, 2000 and for the year ended December 31, 1999 of our Chief Executive Officer and our Executive Officers whose salary and bonus exceeded $100,000:

							Long-Term Compensation
		Annual Compensation					Awards

					Other		Restricted		Securities
					Annual		Stock		Underlying
					Compen-		Award(s)		Options/
Name and Principal Position	Year	Salary ($)	Bonus ($)		sation($)		($)		SARs (#)

Charles R. Bland	2002	238,462	20,100		10,000	(1)	-0-		51,000
President and	2001	31,250	-0-		1,538	(2)	-0-		85,000
CEO	2000*	-0-	-0-		-0-		-0-		-0-
	1999**	-0-	-0-		-0-		-0-		-0-
Richard P. Dutkiewicz	2002	152,192	28,500		10,000	(3)	-0-		40,000
Vice President of	2001	63,462	10,000	(4)	2,692	(5)	-0-		20,000
Finance and CFO	2000*	-0-	-0-		-0-		-0-		-0-
	1999**	-0-	-0-		-0-		-0-		-0-
Ernest C. Hafersat	2002	169,731	20,000		10,000	(6)	-0-		40,000
Vice President of	2001	25,846	-0-		1,538	(7)	-0-		20,000
Manufacturing	2000*	-0-	-0-		-0-		-0-		-0-
	1999**	-0-	-0-		-0-		-0-		-0-
Joseph H. Kiser	2002	200,864	25,000		42,095	(8)	-0-		15,000
Former Chief Scientific	2001	286,786	25,010		15,190	(9)	-0-		-0-
Officer and Secretary	2000*	154,875	100,000		101,605	(10)	-0-		-0-
	1999**	295,000	75,000		152,505	(11)	37,501	(12)	100,000
Timothy G. Schamberger(13)	2002	19,038	-0-		1,154	(14)	-0-		25,000
Vice President of	2001	-0-	-0-		-0-		-0-		-0-
Sales and Marketing	2000*	-0-	-0-		-0-		-0-		-0-
	1999**	-0-	-0-		-0-		-0-		-0-
Timothy M. Micun	2002	120,692	23,048		10,000	(15)	-0-		35,000
Former Vice President	2001	99,352	47,884		3,077	(16)	-0-		30,000
of Sales and Marketing	2000*	13,385	-0-		-0-		-0-		-0-
	1999**	-0-	-0-		-0-		-0-		-0-
Daniel J. Wilmot	2002	146,077	28,723		23,249	(17)	-0-		35,000
Vice President of	2001	133,846	51,168		8,990	(18)	-0-		-0-
Advanced Technology	2000*	62,500	35,000		30,974	(19)	-0-		-0-
	1999**	125,000	54,937		12,698	(20)	-0-		22.500

*	The data presented is for the six months ended June 30, 2000.

**	The data presented is for the fiscal year ended December 31, 1999.

(1)	Includes automobile benefit of $10,000.

(2)	Includes automobile benefit of $1,538.

(3)	Includes automobile benefit of $10,000.

(4)	Includes sign-on bonus of $10,000.

(5)	Includes automobile benefit of $2,692.

(6)	Includes automobile benefit of $10,000.

(7)	Includes automobile benefit of $1,538.

(8)	Includes a gift of a car of $42,095.

(9)	Includes automobile benefit of $11,750 and insurance of 3,440.

(10)	Includes tax reimbursement of $84,501, automobile benefit of $5,875, insurance of $9,229 and an IRA contribution of $2,000.

(11)	Includes tax reimbursement of $84,501, automobile benefit of $11,750, insurance of $17,421, accrued vacation earned but not taken of $11,342, tax preparation fees of $2,790 and an IRA contribution of $2,000.

(12)	Includes 6,250 shares valued at $37,501 earned in 1998, but not issued until 1999. These shares were subsequently sold by the holders.

(13)	Mr. Schamberger joined us on May 13, 2002 after the resignation of Mr. Timothy M. Micun.

(14)	Includes automobile benefit of $1,154.

(15)	Includes automobile benefit of $10,000.

(16)	Includes automobile benefit of $3,077.

(17)	Includes automobile benefit of $6,923 and tuition reimbursement of $16,326.

(18)	Includes automobile benefit of $8,990.

(19)	Includes tax reimbursement of $24,301, automobile benefit of $4,375, insurance of $298 and an IRA contribution of $2,000.

(20)	Includes tax reimbursement of $719, automobile benefit of $8,600, miscellaneous of $778, insurance of $601, and an IRA contribution of $2,000.

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

Option/SAR Grants in Last Fiscal Year

The following table sets forth the information concerning individual grants of stock options and appreciation rights during the last fiscal year to each of the named Executive Officers:

			% of Total			Potential Realizable
	Number Of		Options			Value at Assumed Annual
	Securities		Granted to	Exercise		Rates of Stock Price
	Underlying		Employees	or Base		Appreciation For Option
	Options		in Fiscal	Price	Expiration	Term 5%($)(1) and
Name	Granted		Year	($/share)	Date	10%($)(2)

Charles R. Bland	51,000	(3)	6.3%	$2.00	9/17/11	$64,147	$162,562
Richard P. Dutkiewicz	40,000	(3)	4.9%	$2.00	9/17/11	$50,312	$127,499
Ernest C. Hafersat	40,000	(3)	4.9%	$2.00	9/17/11	$50,312	$127,499
Joseph H. Kiser	15,000	(3)	1.8%	$2.00	9/17/11	$18,867	$47,812
Timothy G. Schamberger	25,000	(3)	3.1%	$1.05	6/03/12	$16,508	$41,836
Timothy M. Micun	35,000	(3)	4.3%	$2.00	9/17/11	$44,023	$111,562
Daniel J. Wilmot	35,000	(3)	4.3%	$2.00	9/17/11	$44,023	$111,562

(1)	This column represents the potential realizable value of each grant of options, based on the assumption that the market price of shares of Common Stock underlying the options will appreciate in value from the date of the grant to the end of the option term at the annual rate of five percent.

(2)	This column represents the potential realizable value of each grant of options, based on the assumption that the market price of shares of Common Stock underlying the options will appreciate in value from the date of the grant to the end of the option term at the annual rate of ten percent.

(3)	Of this grant, all options were incentive stock options.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Values

The following table sets forth information concerning each exercise of stock options during the last fiscal year by each of our Executive Officers and the fiscal year end value of unexercised options:

			Number of	Value of
			Securities	Unexercised
			Underlying	In-the-Money
	Shares		Unexercised	Options/SARs at
	Acquired on	Value Realized	Options/SARs at	Fiscal
Name	Exercise(#)	($)	Fiscal Year-End(#)	Year-End($)(1)

			Exercisable/	Exercisable/
			Unexercisable	Unexercisable

Charles R. Bland	-0-	N/A	31,450/104,550	$0/$0
Richard P. Dutkiewicz	-0-	N/A	13,000/47,000	$0/$0
Ernest C. Hafersat	-0-	N/A	12,000/48,000	$0/$0
Joseph H. Kiser	-0-	N/A	0/0	$0/$0
Timothy G. Schamberger	-0-	N/A	0/25,000	$0/$0
Timothy M. Micun	-0-	N/A	15,000/50,000	$0/$0
Daniel J. Wilmot	-0-	N/A	124,909/33,541	$0/$0

(1)	Based on the fair market value of the Common Stock on August 30, 2002 of $0.66, the closing price as quoted on the OTCBB.

Directors’ Compensation

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

In addition, pursuant to the Company’s Tandem Stock Option and Stock Appreciation Rights Plan, outside directors receive a grant of ten-year, fully vested options to purchase 500 shares of Common Stock for each meeting of the Board of Directors or a committee thereof or a meeting with management of the Company or other Directors for Company business or affairs, attended in person, including meetings held by telephone. These options are granted and priced on the first business date of the month following the meeting. Also, the members of each Board committee receive a grant of 50 shares each of Common Stock per month from the Company’s Stock Grant Plan. These shares are issued on a quarterly basis.

Employment Agreements with Current Officers

Employment Agreement with Chief Executive Officer. Effective as of August 1, 2002, the Company entered into an employment agreement with Charles R. Bland. The agreement provides for an employment term of one year which automatically renews for an additional year on each subsequent August 1 without any further action on the part of the Company or Mr. Bland unless terminated under certain provisions of the agreement. Under the terms of the agreement, the Company will pay Mr. Bland an annual base salary as determined by the Compensation Committee of the Board of Directors. Mr. Bland is also eligible to receive annual incentive pay equal to 40% of his annual salary, which amount shall be based on his performance and merit and the Company’s financial success in the year to which the incentive pay corresponds. Additionally, under the terms of the agreement Mr. Bland receives an automobile allowance of $10,000 per year.

Either the Company or Mr. Bland can terminate Mr. Bland’s employment upon thirty days written notice at any time. However, in the event of an involuntary termination (which includes, without limitation, the resignation of Mr. Bland at his election not more than thirty days after a Change of Compensation, Duties or Benefits (as defined in the agreement)) during the twelve month period immediately following a change in control, the agreement provides for severance pay equal to two times Mr. Bland’s annual base salary plus two times 100% of his annual incentive pay opportunity and the continuation of his car allowance for two years. In the event of any other involuntary termination, the agreement provides for severance pay equal to one year’s worth of Mr. Bland’s annual base salary plus the same portion of Mr. Bland’s annual incentive pay opportunity for the one year following such termination as the average portion of the respective annual incentive pay opportunity paid to other executive officers of the Company during such year and the continuation of his car allowance for one year. Additionally, upon any involuntary termination, all unvested stock options and stock appreciation rights that have previously been granted to Mr. Bland will fully vest and remain exercisable for three months after such termination and to the extent that Mr. Bland or his dependents are covered under the terms of any medical and dental plans of the Company immediately prior to the termination, the Company will provide Mr. Bland and those dependents with the same or equivalent coverage until three months after any such termination of employment. In the event of voluntary termination after the completion of at least one full year of service to the Company, Mr. Bland’s severance pay would be equal to one month’s salary for every year of service completed up to a maximum of three month’s salary. In the event of Mr. Bland’s retirement, the agreement provides for severance pay equal to one month’s salary for every year of service completed to the Company up to a maximum of twelve month’s salary. In the event of Mr. Bland’s death, the agreement provides for severance pay equal to Mr. Bland’s then current annual base salary for the greater of one year or the remaining term of the agreement without additional extensions, together with any bonuses which the Board of Directors shall determine in its sole discretion to be due and payable to Mr. Bland.

Mr. Bland’s employment agreement also contains a covenant not to compete with the Company during the term of the agreement plus the greater of (a) one year or (b) the period during which severance or consulting payments are being made to Mr. Bland.

Employment Agreements with Certain other Officers. Effective as of August 1, 2002, the Company entered into individual employment agreements with each of Richard P. Dutkiewicz, Ernest C. Hafersat, Timothy G. Schamberger and Daniel J. Wilmot (the “Current Officers”). Each agreement provides for an employment term of one year which automatically renews for an additional year on each subsequent August 1 without any further action on the part of the Company or the respective Current Officer unless terminated under certain provisions of the employment agreement. Under the terms of each agreement, the Company will pay each Current Officer an annual base salary as determined by the Compensation Committee of the Board of Directors. Each Current Officer is also eligible to receive annual incentive pay equal to 35% of his annual salary, which amount shall be based on his performance and merit and the Company’s financial success in the year to which the incentive pay corresponds. Additionally, under the terms of each agreement each Current Officer receives an automobile allowance of $10,000 per year.

Either the Company or the respective Current Officer can terminate a Current Officer’s employment upon thirty days written notice at any time. However, in the event of an involuntary termination during the six month period immediately following a change in control (with involuntary termination to include a unilateral election by the Current Officer to terminate his employment agreement with the Company during such period), each agreement provides for severance pay equal to a Current Officer’s annual base salary plus 100% of his annual incentive pay opportunity and the continuation of his car allowance for one year. In the event of a Change in Duties, Compensation, or Benefits (as defined in the agreement), at the election by the Current Officer to terminate his employment agreement with the Company, each agreement provides for severance pay equal to six month’s worth of a Current Officer’s annual base salary plus a pro rata share of his incentive pay earned over the last six months and the continuation of his car allowance for six months. In the event of any other involuntary termination, the agreement provides for severance pay equal to six months worth of a Current Officer’s annual base salary plus a pro rata share of his incentive pay earned over the last six months and the continuation of his car allowance for six months. Additionally, upon any involuntary termination, all unvested stock options and stock appreciation rights that have previously been granted to a Current Officer will fully vest and remain exercisable for three months after such termination and to the extent that a Current Officer or his dependents are covered under the terms of any medical and dental plans of the Company immediately prior to the termination, the Company will provide such Current Officer and those dependents with the same or equivalent coverage until three months after any such termination of employment. In the event of voluntary termination after the completion of at least one full year of service to the Company, a Current Officer’s severance pay would be equal to one month’s salary for every year of service completed up to a maximum of three month’s salary. In the event of a Current Officer’s death, each agreement provides for severance pay equal to the amount that would have been payable to such Current Officer if there had been a voluntary termination on the date of such Current Officer’s death.

Each Current Officer’s employment agreement also contains a covenant not to compete with the Company during the term of the agreement plus the greater of (a) one year or (b) the period during which severance or consulting payments are being made to such Current Officer.

Employment Agreements with Former Officer

Effective June 1, 1997, the Company entered into a four-year employment agreement with Mr. Joseph H. Kiser which provides for a minimum annual base salary during Mr. Kiser’s employment with the Company of at least $295,000, and severance pay in the event of termination. In the case of involuntary termination by the Company, severance payments to Mr. Kiser are equal to the greater of (a) Mr. Kiser’s annual base salary multiplied by the remaining term of the agreement or (b) 2.99 times Mr. Kiser’s average annual compensation over the last five years. In the case of voluntary termination or retirement, Mr. Kiser will be entitled to (i) one-half of his annual base salary as severance pay, (ii) be engaged as a consultant for a period of up to five years for which he is paid a fee equal to 50 percent of his annual base salary upon termination of employment, and (iii) an annual retirement benefit equal to 25 percent of his annual base salary payable during the period he provides consulting services to the Company. All unvested stock awards and options and stock appreciation rights previously granted to Mr. Kiser will fully vest in the event of a change of control of the Company or an involuntary termination. In addition, Mr. Kiser has agreed he will not compete against the Company for the duration of the agreement plus a period of one year after termination or the expiration of his employment agreement, or the period covered by any consulting arrangement or retirement benefit, whichever is greater.

In early March 2002, Mr. Kiser was informed of the Company’s intent to terminate the employment agreement the Company had entered into with Mr. Kiser. As a result, Mr. Kiser is not currently being paid compensation under the agreement. On March 19, 2002, the Company filed a lawsuit against Mr. Kiser and another former officer. In the lawsuit, the Company seeks to terminate and rescind certain employment and consulting agreements between the Company and the former officers, and to rescind certain stock option grants made to the former officers, on the basis that such agreements were entered into, and such option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. See Item 3 — “Legal Proceedings — Company Action against Former Officers.”

Compensation Committee Interlocks

We have a Compensation Committee which, in fiscal 2002, was comprised of David A. Lisowski (Chairman), Sarah L. Booher and Anthony B. Petrelli. None of the directors is or was in the past one of our officers or employees. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of June 30, 2002.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)(1)

Equity compensation plans approved by security holders	1,737,834	$5.58	1,333,515
Equity compensation plans not approved by security holders	None	None	None
Total	1,737,834	$5.58	1,333,515

(1)	Numbers in this column include 51,900 shares available for grant under the Company’s Stock Grant Plan and 601,232 shares available for grant under the Company’s Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of shares of our Common Stock owned beneficially, as of August 30, 2002, by any person who is known to us to be the beneficial owner of five percent or more of such Common Stock, and, in addition, by each of our Directors and Executive Officers, and by all of our Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons. For purposes of this disclosure, the amount of our Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date by each individual, irrespective of exercise price.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Joseph H. Kiser(1)	394,543	5.4%
6160 South Olathe Street Aurora, Colorado 80016

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Sarah L. Booher(2)	77,033	1%
8253 Green Road Dansville, New York 14437
David A. Lisowski(3)	48,750	<1%
4800 Dahlia Denver, Colorado 80216
Anthony B. Petrelli(4)	41,050	<1%
1675 Larimer St., #300 Denver, Colorado 80202
Gil J. Van Lunsen(5)	11,800	<1%
171 Crazy Horse Drive Durango, Colorado 81301
David M. Risley(6)	4,950	<1%
1284 North Telegraph Road Monroe, Michigan 48162-3390
Robert C. Dixon(7)	1,900	<1%
1807 Pine Mesa Grove Colorado Springs, Colorado 80918
Charles R. Bland(8)	46,400	<1%
4895 Peoria Street Denver, Colorado 80239
Richard P. Dutkiewicz(9)	16,423	<1%
4895 Peoria Street Denver, Colorado 80239
Daniel J. Wilmot(10)	124,909	1.7%
4895 Peoria Street Denver, Colorado 80239
All Directors and Executive	373,215	5.1%
Officers as a Group(11) (9 Persons)

(1)	Excludes options to purchase 265,000 shares which the Company seeks to rescind in a lawsuit brought against Mr. Kiser on the basis that such options were granted based upon mistaken or misrepresented information provided to the Company by Mr. Kiser. See Item 3 — “Legal Proceedings — Company Action against Former Officers.”

(2)	Includes 11,920 shares held by Ms. Booher pursuant to trust arrangements. Also includes options to purchase 45,000 shares. Does not include an additional 3,230 shares held by her husband, Robert Booher, for which shares she has disclaimed beneficial ownership.

(3)	Includes options to purchase 45,000 shares.

(4)	Includes options to purchase 38,500 shares.

(5)	Includes options to purchase 11,000 shares.

(6)	Includes options to purchase 4,500 shares.

(7)	Includes options to purchase 1,500 shares.

(8)	Includes options to purchase 31,450 shares.

(9)	Includes options to purchase 13,000 shares.

(10)	Consists of options to purchase 124,909 shares.

(11)	Includes options to purchase 314,859 shares.

Item 13. Certain Relationships and Related Transactions

In the past, the Company has entered into various transactions with its officers and major shareholders. Transactions with such individuals which subject the Company to continuing obligations are described below.

Lease

We currently lease one of our manufacturing facilities under long-term operating leases from J.C. Enterprises, a Colorado general partnership in which Mr. Kiser, our former Chairman of the Board and former Chief Scientific Officer is the general partner. The lease expires in 2005 and contains provisions which would permit us to extend the terms of the lease. Total rent expense associated with this lease for the year ended June 30, 2002 was $130,000. In August 1998, the lease was amended to extend the lease period and the monthly rental was increased from $4,000 to $10,801 beginning November 1, 1998. At the time the Company entered into the amendment, the Company’s Board of Directors was advised by Mr. Kiser and Mr. Sherman that the increase was no greater than would have been paid in an arms-length transaction and that the rent levels were substantially similar to leases of similar terms on commercial properties in the same area. The Company now believes that the lease rate for this facility is approximately double the fair market value lease rates for comparable facilities within the area. The Company is seeking to recover rent paid in excess of market prices pursuant to the lease agreement in reliance on misrepresented information provided by Mr. Kiser and Mr. Sherman. See Item 3 - “Legal Proceedings — Company Action against Former Officers.”

Indemnification and Expense Advancement

Under our Articles of Incorporation, Bylaws and applicable Colorado corporate law, we have certain obligations to indemnify our officers and directors for expenses they incur in connection with the defense of litigation brought against them on account of actions taken by them in those capacities if such officers or directors are wholly successful, on the merits or otherwise, in their defense in such proceedings.

In addition, we and certain of our former officers and employees, namely, Derek L. Bailey, Jon L. Clark, Joseph Kiser, David G. Sherman and Sarah E. Hume have entered into agreements (the “Undertakings”) relating to the advancement of legal fees and other expenses incurred in connection with the SEC Investigation with respect to Messrs. Clark, Kiser, Sherman and Ms. Hume and the ongoing shareholder litigation with respect to Mr. Bailey. Those officers and employees have agreed to repay any amounts advanced by us under the Undertakings if (a) a determination is made by a committee of the Board of Directors, composed entirely of outside directors, that the officer or employee engaged in conduct which disqualifies him or her from indemnification by us under applicable law, or (b) an express finding is made by a court of law or tribunal with jurisdiction that the officer or employee is not entitled to indemnification under applicable law (either (a) or (b) is referred to hereinafter as an “Adverse Determination”).

In consideration of our advancement of legal fees and expenses, including the payment of retainers in many cases, the officers and employees agreed to fully cooperate with us in connection with our own internal investigation and in the defense of any claims. The officers and employees affirmed in the Undertakings that, in the course of providing services to us, they had at all times conducted themselves in good faith and that their conduct had always been in our best interests.

In the absence of an Adverse Determination, we agreed in the Undertakings to pay reasonable legal fees and expenses incurred by the officers and employees in connection with the claims. In the event of an Adverse Determination, no further advances are to be made and the affected officer or employee would be required to repay prior advances. As a result of determinations made by the Company’s Audit Committee or Special Litigation Committee, the Company has stopped making advances to Mr. Sherman, Mr. Clark and Ms. Hume. The Company had made voluntary advances to Mr. Kiser in connection with the shareholder class action, but discontinued those advances in March 2002.

During the year ended June 30, 2002, the Company paid or accrued the following amounts for legal fees and expenses, including retainers: $12,040 for Mr. Bailey, $95,910 for Mr. Kiser and $35,371 for Mr. Clark. No amounts were paid or accrued for legal fees and expenses for Ms. Hume or Mr. Sherman during the year ended June 30, 2002. See Item 3 — “Legal Proceedings — Securities and Exchange Commission Investigation, Private Securities Class Action, and Shareholder Derivative Suit.”

During Mr. Sherman’s tenure as President and Chief Executive Officer, he traveled extensively on our behalf, visiting suppliers and customers and recruiting sales and other personnel. Mr. Sherman received cash advances from us to pay for some of his expenses on these trips. Our Audit Committee determined that Mr. Sherman failed to adequately document the business purpose for which he had utilized some of the amounts advanced. Due to Mr. Sherman’s inability to provide additional information and documentation to the Audit Committee, the Audit Committee suspended payment of the consulting fees payable to Mr. Sherman pursuant to his Termination and Consulting Agreement with us and suspended further advances to him for the legal fees and expenses he has incurred in connection with the claims. See Item 3 — “Legal Proceedings - Company Action against Former Officers.”

The Company has entered into indemnity agreements with certain of its current directors (the “Directors Indemnity Agreements”).

The Directors Indemnity Agreements provide that the Company shall indemnify each director to the fullest extent permitted by law if a director was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, any threatened, pending, or completed action, suit, or other proceeding of any sort by reason of any event or occurrence related to the director’s service to the Company. The Company’s obligation to indemnify its directors does not apply where a determination has been made that the director is not entitled to indemnification under applicable law, in which case the director agrees to reimburse the Company for any amounts previously paid or advanced to the director. Additionally, the Company shall not be required to indemnify a director for any claims for which indemnification is not lawful, for claims based on a director’s intentional acts or transactions in violation of the Company’s policies, for claims initiated by a director and not by way of defense (except in certain limited circumstances), for claims in which a court of competent jurisdiction has determined that each of the material assertions made by a director was not made in good faith or was frivolous, or for claims under Section 16(b) of the Securities Exchange Act of 1934.

The Directors Indemnity Agreements also provide a contractual period of limitations for any claims brought by the Company against a director of two years from the date of accrual of any such claim.

On October 4, 2002, the Company entered into indemnity agreements with Charles R. Bland and Richard P. Dutkiewicz (the “Indemnity Agreements”). The Indemnity Agreements provide that the Company will indemnify each indemnitee to the fullest extent authorized by the Company’s Bylaws and the Colorado Business Corporation Act, including against any and all reasonable expenses, witness fees, damages, judgments, fines and amounts paid because of any claim made against or by him in connection with any threatened, pending or completed action, suit or proceeding of any sort to which the director is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that the indemnitee is, was or at any time becomes a director, officer, employee or other agent of the Company. The Company’s obligation to indemnify the indemnitees, however, does not apply in certain enumerated circumstances, including for claims under Section 16(b) of the Securities Exchange Act of 1934, for claims on account of an indemnitee’s deliberately dishonest or willful misconduct, for claims based on a breach of the indemnitee’s fiduciary duty of loyalty to the Company, for expenses which are actually paid to an indemnitee under a valid and collectible insurance policy or indemnity clause, for claims in which indemnification is not lawful, and in connection with any proceeding initiated by the indemnitee against the Company (except in certain limited circumstances).

The indemnification obligation of the Company under the Indemnity Agreements extends throughout an indemnitee’s term of service to the Company and for so long thereafter as an indemnitee shall be subject to any possible claim or action of any sort by reason of the fact that the indemnitee was serving the Company. The Company is also obligated to advance reasonable expenses incurred by an indemnitee in connection with a covered claim or action if it receives any affirmation by the indemnitee required by the Company’s Bylaws or the Colorado Business Corporation Act and an undertaking by the indemnitee to repay any amounts advanced if it shall be determined ultimately that the indemnitee is not entitled to be indemnified under the Indemnity Agreements.

The Directors Indemnity Agreements and the Indemnity Agreements provide additional indemnification to certain of the Company’s directors and to Messrs. Bland and Dutkiewicz. As a result of this additional indemnification, the liability exposure of the Company is increased. The assets and equity of the Company will be subject to risk if any of the indemnitees incur liability for which they are entitled to indemnification under the agreements. At the present time, Mr. Kiser has asserted certain counterclaims against Messrs. Bland and Dutkiewicz with respect to the Company’s litigation against Mr. Kiser. See Item 3 — Legal Proceedings — “Company Action Against Former Officers.”

Joseph Kiser Employment Agreement and Related Litigation

Mr. Kiser’s employment contract requires him to perform any directive of the Company’s Board of Directors. Subsequent to March 19, 2002, Mr. Kiser has not performed any services for the Company. We believe that our claim to rescind Mr. Kiser’s employment contract based upon mistaken or misrepresented information regarding the Company’s true financial performance is based upon a valid principle of law. Since March 19, 2002, we have suspended all payments required by Mr. Kiser’s employment contract. We have recorded approximately $203,000 of liabilities representing the present value of post-employment health care obligations and a one time separation bonus to be paid to Mr. Kiser upon termination of contract payments.

In the event that Mr. Kiser prevails in requiring us to comply with the terms of the employment contract, we could be obligated to total future payments of approximately $1,400,000 payable over ten years. If we are successful in our claims against Mr. Kiser, we could be awarded as much as $5,600,000 plus attorneys’ fees. Additionally, we would reverse all previously recorded liabilities associated with this matter. See Item 3 — “Legal Proceedings — Company Action against Former Officers.”

Promissory Notes

Pursuant to an agreement dated December 31, 1991, between us and certain of our current and former officers, we guaranteed a series of promissory notes payable by such officers, including Messrs. Sherman and Kiser, to a former officer in connection with her separation from us. Two of those notes, as subsequently amended, remain outstanding. The principal of Mr. Sherman’s note is $57,000 and Mr. Kiser’s is $37,000. Both notes mature on March 1, 2003.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit No.	Description

3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

3.2	Amended and Restated Bylaws adopted September 26, 2002.

4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002.

10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

Exhibit No.	Description

10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.

10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002.

10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002.

10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002)

10.18	Employment Agreement with Charles R. Bland dated August 1, 2002.

Exhibit No.	Description

10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002.

10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002.

10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002.

10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002.

10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002.

10.24	Employment Agreement with Larry M. Romero dated August 1, 2002.

10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002.

10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002.

10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002.

10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.

10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland.

10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz.

10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc.

10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

23	Consent of KPMG LLP

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, for the years ended June 30, 2002 and 2001 and six months ended June 30, 2000 (Unaudited)

Reports on Form 8-K

A report on Form 8-K dated May 13, 2002 under Item 7 and 9 was filed with the Commission on May 15, 2002. A report on Form 8-K dated May 13, 2002 under Item 5 and 7 was filed with the Commission on May 14, 2002. A report on Form 8-K dated April 18, 2002 under Item 5 was filed with the Commission on April 18, 2002. No financial statements were filed with any of the foregoing reports.

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

/s/ Charles R. Bland Charles R. Bland, President, Chief Executive Officer and Director, Principal Executive Officer	Date: October 7, 2002

/s/ Richard P. Dutkiewicz Richard P. Dutkiewicz, Vice President of Finance and Chief Financial Officer, Principal Financial and Accounting Officer	Date: October 7, 2002

/s/ Sarah L. Booher Sarah L. Booher, Director	Date: October 7, 2002

/s/ Robert C. Dixon Robert C. Dixon, Director	Date: October 7, 2002

/s/ David A. Lisowski David A. Lisowski, Director	Date: October 7, 2002

/s/ Anthony B. Petrelli Anthony B. Petrelli, Director	Date: October 7, 2002

/s/ David M. Risley David M. Risley, Director	Date: October 7, 2002

/s/ Gil J. Van Lunsen Gil J. Van Lunsen, Director	Date: October 7, 2002

CERTIFICATIONS

I, Charles R. Bland, certify that:

1.	I have reviewed this annual report on Form 10-K of Vari-L Company, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 7, 2002

/s/ Charles R. Bland
Charles R. Bland, President and Chief Executive Officer

I, Richard P. Dutkiewicz, certify that:

1.	I have reviewed this annual report on Form 10-K of Vari-L Company, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 7, 2002

/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz, Vice President of Finance and Chief Financial Officer

VARI-L COMPANY, INC.

Financial Statements

June 30, 2002 and 2001

(With Independent Auditors’ Report Thereon)

VARI-L COMPANY, INC.

Financial Statements

June 30, 2002

Independent Auditors’ Report

To the Board of Directors
Vari-L Company, Inc.:

We have audited the accompanying balance sheets of Vari-L Company, Inc. as of June 30, 2002 and 2001 and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vari-L Company, Inc. as of June 30, 2002 and 2001, and the results of its operations and cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedule II—Valuation and Qualifying Accounts as of and for the years ended June 30, 2002 and 2001 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2000 and the supplementary information included in related Schedule II—Valuation and Qualifying Accounts as of and for the six months ended June 30, 2000 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Denver, Colorado
August 23, 2002, except for notes 3, 13 and 14 as to which the date is October 7, 2002.

VARI-L COMPANY, INC.

Balance Sheets

(in thousands of dollars)

	June 30,	June 30,
Assets	2002	2001

Current assets:
Cash and cash equivalents	$553	2,013
Trade accounts receivable, less allowance for doubtful accounts of $132 and $279, respectively (note 3)	2,589	5,942
Inventories (notes 2 and 3)	2,491	3,640
Prepaid expenses and other current assets	617	645

Total current assets	6,250	12,240

Property and equipment (note 3):
Machinery and equipment	12,263	11,616
Furniture and fixtures	839	822
Leasehold improvements	1,509	1,500

	14,611	13,938
Less accumulated depreciation and amortization	8,211	6,362

Net property and equipment	6,400	7,576
Intangible and other assets, net of accumulated amortization	744	638

Total assets	$13,394	20,454

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$1,392	1,669
Accrued compensation	756	1,286
Other accrued expenses	492	428
Notes payable and current installments of long-term obligations (note 3)	1,611	1,764

Total current liabilities	4,251	5,147
Long-term obligations (note 3)	55	1,321
Other liabilities (note 8)	149	157

Total liabilities	4,455	6,625

Settlement obligation to issue 2,000,000 shares of common stock (note 13)	1,200	—
Stockholders’ equity (note 6):
Common stock, $.01 par value, 50,000,000 shares authorized; 7,179,832 and 7,107,161 shares issued and outstanding, respectively	72	71
Additional paid-in capital	36,945	36,829
Unamortized stock compensation cost	(31)	(79)
Accumulated deficit	(29,247)	(22,992)

Total stockholders’ equity	7,739	13,829

Commitments and contingencies (notes 3, 6, 7, 8 and 12)
Total liabilities and stockholders’ equity	$13,394	20,454

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Operations

(in thousands of dollars, except share and per share data)

	Year ended	Year ended	Six months
	June 30,	June 30,	ended June 30,
	2002	2001	2000

			(unaudited)
Net sales	$21,348	41,377	17,158
Cost of goods sold	13,647	21,747	10,311

Gross profit	7,701	19,630	6,847

Operating expenses:
Selling	2,925	4,268	1,948
General and administrative	6,418	9,664	2,440
Research and development	2,669	4,021	3,003
Expenses relating to accounting restatements and related legal matters, net of recoveries (note 12)	1,805	2,387	469

Total operating expenses	13,817	20,340	7,860

Operating loss	(6,116)	(710)	(1,013)
Other income (expense):
Interest income	48	416	315
Interest expense	(199)	(1,062)	(453)
Other, net	12	(43)	(28)

Total other income (expense)	(139)	(689)	(166)

Net loss	$(6,255)	(1,399)	(1,179)

Loss per share, basic and diluted	$(0.87)	(0.20)	(0.17)

Weighted average shares outstanding, basic and diluted	7,152,342	7,083,866	7,042,247

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Stockholders’ Equity

Year ended June 30, 2002 and 2001 and six months ended June 30, 2000

(in thousands of dollars, except share data)

				Unamortized
	Common stock		Additional	stock		Total
			paid-in	compensation	Accumulated	stockholders'
	Shares	Amount	capital	cost	deficit	equity

Balance, December 31, 1999 (unaudited)	6,945,483	$70	40,449	(5,733)	(20,414)	14,372
Stock options exercised (unaudited)	116,569	1	931	—	—	932
Common stock issued under employee stock purchase plan (unaudited)	7,471	—	50	—	—	50
Common stock issued under stock award plan (unaudited)	900	—	17	—	—	17
Stock options forfeited (unaudited)	—	—	(922)	922	—	—
Amortization of stock compensation cost (unaudited)	—	—	—	493	—	493
Net loss (unaudited)	—	—	—	—	(1,179)	(1,179)

Balance, June 30, 2000	7,070,423	71	40,525	(4,318)	(21,593)	14,685
Common stock issued under employee stock purchase plan	35,388	—	45	—	—	45
Common stock issued under stock award plan	1,350	—	11	—	—	11
Stock options forfeited	—	—	(219)	219	—	—
Amortization of stock compensation cost	—	—	—	487	—	487
Reversal of stock compensation due to reformation (note 5)	—	—	(3,533)	3,533	—	—
Net loss	—	—	—	—	(1,399)	(1,399)

Balance June 30, 2001	7,107,161	71	36,829	(79)	(22,992)	13,829
Common stock issued under employee stock purchase plan	76,011	1	123	—	—	124
Common stock issued under stock award plan	2,900	—	4	—	—	4
Common stock repurchased and retired	(6,240)	—	(7)	—	—	(7)
Stock options forfeited	—	—	(4)	4	—	—
Amortization of stock compensation cost	—	—	—	44	—	44
Net loss	—	—	—	—	(6,255)	(6,255)

Balance June 30, 2002	7,179,832	$72	36,945	(31)	(29,247)	7,739

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Cash Flows

(in thousands of dollars)

	Year ended	Year ended	Six months
	June 30,	June 30,	ended June 30,
	2002	2001	2000

			(unaudited)
Net loss	$(6,255)	(1,399)	(1,179)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,095	1,756	732
Loss on disposal of assets	30	47	—
Common stock issued under profit sharing and stock award plans	4	11	17
Amortization of stock compensation	44	487	493
Settlement obligation to issue 2,000,000 shares of common stock	1,200	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,353	(61)	(1,805)
Inventories, net	1,149	3,795	(2,970)
Prepaid expenses and other current assets	28	(454)	(168)
Trade accounts payable	(277)	(2,513)	1,797
Accrued compensation	(530)	(214)	(665)
Other accrued expenses and liabilities	56	360	169

Total adjustments	7,152	3,214	(2,400)

Cash provided by (used in) operating activities	897	1,815	(3,579)

Cash flows from investing activities:
Purchases of property and equipment	(953)	(2,034)	(1,699)
Proceeds from sale of equipment	59	25	—
Increase (decrease) in other assets	(102)	27	(85)

Cash used in investing activities	(996)	(1,982)	(1,784)

Cash flows from financing activities:
Increase (decrease) in bank overdraft	—	(321)	321
Proceeds from notes payable	7,257	1,480	11,500
Payments of notes payable	(8,738)	(11,500)	(11,107)
Proceeds from long-term obligations	484	1,500	—
Payments of long-term obligations	(422)	(54)	(24)
Payment of debt issue costs	(59)	—	—
Proceeds from stock options exercised	—	—	932
Proceeds from common stock issued under stock purchase plan	124	45	50
Common stock repurchased and retired	(7)	—	—

Cash provided by (used in) financing activities	(1,361)	(8,850)	1,672

Increase (decrease) in cash and cash equivalents	(1,460)	(9,017)	(3,691)
Cash and cash equivalents at beginning of period	2,013	11,030	14,721

Cash and cash equivalents at end of period	$553	2,013	11,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$159	1,217	315

Cash paid for income taxes	$—	—	—

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

(1) Summary of Significant Accounting Policies

(a)	Description of Business

Vari-L Company, Inc. (the Company) was founded in 1953 and is a manufacturer of electronic components. The Company designs, manufactures, and markets radio frequency and microwave signal source and processing components and other electronic devices used in the communications industry. The Company operates as a single business segment, and its products are sold to original equipment manufacturers of communication equipment who market their products in both commercial and military markets in the United States and internationally. See note 14 for a discussion regarding liquidity and subsequent events.

(b)	Change in Fiscal Year End

The Company’s Board of Directors approved a change in the Company’s year end to June 30, effective in 2000.

(c)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

(d)	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

(d)	Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the date of purchase to be cash equivalents.

(e)	Marketable Securities

Marketable securities, consisting of an investment in Stancorp Financial Group Common Stock, is classified as held for trading and is carried at a fair market value of $35,000 as of June 30, 2002. Unrealized gains and losses are reported as other income (expense) in the

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

statements of operations. The balance sheet classification of the Company’s marketable securities is included in other current assets.

(f)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value. The provision for excess and obsolete inventory included in cost of goods sold was $564,000 and $1,362,000 for the years ended June 30, 2002 and 2001, respectively and $444,000 for the six months ended June 30, 2000.

(g)	Property and Equipment

Property and equipment are stated at cost. Plant and equipment under capital leases are recorded initially at the present value of the minimum lease payments. Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives of the respective assets, which range from 3 to 10 years.

Included in property and equipment are assets under capital leases of $165,000 at June 30, 2002 and 2001. Accumulated amortization of assets under capital leases was $137,000 and $85,000 at June 30, 2002 and 2001, respectively. Amortization of assets under capital leases is included in depreciation expense.

During the years ended June 30, 2002 and 2001 and six months ended June 30, 2000, equipment was acquired under capital lease financing transactions in the amounts of $0, $35,000, and $34,000 respectively.

(h)	Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment.

Goodwill of $112,000 resulting from the acquisition of certain assets of Asvan Technologies, LLC, is recorded at cost and is included in other assets. In accordance with SFAS No. 142, the Company does not amortize goodwill.

Intangible assets, consisting of patents and trademarks, are recorded at cost and are included in other assets. Intangible assets of $338,000 and $368,000, net of accumulated amortization of $141,000 and $109,000 at June 30, 2002 and 2001, respectively, are being amortized on a straight-line basis over an estimated useful life of 10 years.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

The Company reviews goodwill and intangible assets for impairment at least annually. For the year ended June 30, 2002, the Company evaluated the recoverability of goodwill and intangible assets and recorded impairment charges of $30,000 related to patents no longer in use.

(i)	Stock Compensation Plans

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

(j)	Income Taxes

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

(k)	Earnings Per Share

The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the disclosure of “basic” earnings per share and “diluted” earnings per share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding. The effect of potentially dilutive common shares represented by stock options

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

outstanding (see note 5) was anti-dilutive for the years ended June 30, 2002 and 2001 and six months ended June 30, 2000.

(l)	Research and Development and Advertising Costs

Research and development and advertising costs are expensed when incurred. Research and development expense for the years ended June 30, 2002 and 2001 and six months ended June 30, 2000 totaled $2,669,000, $4,286,000 and $3,003,000, respectively. This amount is comprised of product development expenses of $1,856,000, $2,252,000 and $1,046,000, respectively, which are the design costs associated with customized products for customers and research expenses of $813,000, $2,034,000 and $1,957,000, respectively, which are costs associated with the development of new product lines. Advertising costs were $220,000, $230,000 and $164,000 for the years ended June 30, 2002 and 2001 and six months ended June 30, 2000, respectively.

(m)	Long-Lived Assets

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

(n)	Revenue Recognition

Revenues are recognized at the time of shipment. Provisions are made for sales discounts and allowances at the time product sales are recognized.

(o)	Product Warranties and Returns

Product warranties and returns are provided for in the period the products are sold. The Company provides a one-year warranty on most of its products. As the majority of its products are built to customer specifications, the Company generally does not accept product returns. Historically, warranty expense and product returns have been insignificant.

(p)	Unaudited Financial Information

The accompanying financial statements of the Company for the six months ended June 30, 2000 have been prepared without audit. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

(2) Inventories

     Inventories, net of allowances for excess and obsolete items, consist of the following:

	June 30,	June 30,
	2002	2001

	(in thousands of dollars)
Finished goods	$658	463
Work-in-process	394	623
Raw materials	1,439	2,554

	$2,491	3,640

(3) Notes Payable and Long-term Obligations

     Notes payable and long-term obligations consist of the following:

	June 30,	June 30,
	2002	2001

	(in thousands of dollars)
Notes payable under Credit Facility (a):
Revolving loan	$—	1,481
Term loan	1,498	1,500
Promissory notes (b)	139	21
Capital lease obligations (c)	29	83

	1,666	3,085
Less current installments	1,611	1,764

Long-term obligations	$55	1,321

     Future maturities of notes payable and long-term obligations as of June 30, 2002 are as follows (in thousands of dollars):

Year ending June 30:
2003	$1,611
2004	55
2005	—

$1,666

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

(a)	Bank Credit Facilities

On June 28, 2001, the Company entered into a credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) (“the Credit Facility”), consisting of, among other things, a revolving loan (“Revolving Loan”) and a term loan (“Term Loan”). During fiscal 2002, the Company was required to negotiate amendments to avoid potential default under the Credit Facility due to the continuing softness of demand for the Company’s products and within the wireless industry.

In late May 2002, the Company determined that it was not in compliance with the minimum tangible net worth of the loan agreement with Wells Fargo, which constitutes an event of default. In early July 2002, the Company received notice from Wells Fargo confirming that an event of default had occurred. Accordingly, the amounts outstanding as of June 30, 2002 have been classified as current. A default interest rate of 3% over the floating rate is currently being charged against amounts outstanding under the loan agreement. No other default remedies were sought by the lender.

On September 26, 2002, the Company entered into a forbearance agreement with Wells Fargo that is in effect until November 15, 2002. The forbearance agreement allows the Company to borrow amounts on the Revolving Loan up to the lesser of the amount available under a borrowing base formula or $2,500,000. The Credit facility is secured by substantially all of the Company’s accounts receivable, inventories, intellectual property and equipment. The forbearance agreement also imposes certain financial covenants along with limitations on capital expenditures and investments, and restricts certain payments and distributions.

The Company is required to pay an unused credit line fee of 0.25% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, the Company is required to pay a minimum interest charge on the Credit Facility of $30,000 per calendar quarter.

At June 30, 2002, the interest rates on the Revolving Loan and the Term Loan were 8.75% and 10.25%, respectively. The Company had additional borrowing availability of $1.8 million under the Revolving Loan.

Debt issuance costs are being amortized using the straight-line method over the term of the Revolving Loan. Amortization expense of $23,000 and $0 related to issuance costs for the Credit Facility has been recorded for the years ended June 30, 2002 and 2001, respectively.

As explained in note 14, on October 7, 2002, the Company entered into a loan agreement with Sirenza Microdevices, Inc. (“Sirenza”). The loan agreement provides for a $5.3 million secured bridge loan (the “Loan Facility”). The Loan Facility is secured by substantially all of the Company’s assets, matures on September 25, 2003 and has an annual interest rate of 25.0%. Proceeds from the Loan Facility will be used to pay amounts outstanding to Wells Fargo and to fund the Company’s operations over the next twelve months.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

(b)	Promissory Notes

The Company has a two year promissory note payable to Asvan Technologies, LLC., a related party, in the amount of $175,000 secured by a letter of credit. The note matures on January 30, 2004 and has principal and interest payable in equal monthly installments of $7,300 at an annual rate of 10%.

(c)	Leases

The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next two years. The Company also has noncancelable operating leases primarily for corporate office and manufacturing facilities. Rent expense was $802,000 and $835,000 for the years ended June 30, 2002 and 2001, respectively and $389,000 for the six months ended June 30, 2000.

The Company currently leases a manufacturing facility under a long-term operating lease. Additionally, the Company leased a separate facility under a long-term operating lease that expired in July 2002. Both of these facilities were leased from our former Chief Scientific Officer and from a partnership in which he is a partner. As described in Note 13, the Company is currently engaged in litigation with the landlord of the facilities. The manufacturing facility lease expires in 2005 and contains options to extend the terms of the lease. Total rent expense associated with both of the leases was $133,000 and $169,000 for the years ended June 30, 2002 and 2001, respectively and $84,000 for the six months ended June 30, 2000.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2002 are as follows:

	Capital	Operating
	leases	leases

	(in thousands of dollars)
Year ending June 30,	$27	794
2003	$27	794
2004	4	624
2005	—	624
2006	—	537
2007	—	494
Thereafter	—	3,049

Total minimum lease payments	31	$6,122

Less amount representing interest	2

Present value of net minimum capital lease payments	29
Less current installments of obligations under capital leases	25

Obligations under capital leases, excluding current installments	$4

(4)	Acquisitions

On January 25, 2002, the Company acquired certain assets of Asvan Technologies, LLC (“Asvan”) for approximately $313,000. The purchase price included $100,000 in cash, a two year promissory note in the amount of $175,000 secured by a letter of credit and approximately $38,000 in direct costs of acquisition. The note has principal and interest payable in equal monthly installments of $7,300 at an annual rate of 10%. The fair value of assets acquired was approximately $201,000, resulting in goodwill of approximately $112,000. The goodwill is expected to be fully deductible for tax purposes.

(5)	Income Taxes

For the years ended June 30, 2002 and 2001 and six months ended June 30, 2000, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

Income tax benefit attributable to net loss differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Year ended	Year ended	Six months
	June 30,	June 30,	ended June 30,
	2002	2001	2000

	(in thousands of dollars)
Income tax benefit at federal statutory tax rate	$(2,189)	(490)	(413)
State income taxes, net of federal tax effect	(188)	(43)	(36)
Change in the beginning of year balance of the valuation for deferred tax assets allocated to income tax expense	(225)	—	—
Officers’ life insurance	46	53	18
Non-deductible meals and entertainment expenses	8	11	2
Other	—	5	(15)
Increase in valuation allowance for net deferred tax assets	2,548	464	444

Actual income tax expense (benefit)	$—	—	—

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

     Significant components of deferred tax balances were as follows:

	June 30,	June 30,
	2002	2001

	(in thousands of dollars)
Deferred tax assets:
Allowance for doubtful accounts recognized for financial reporting purposes	$50	106
Inventory reserve recognized for financial reporting purposes	959	923
Intangible assets, due to differences in amortization methods	21	16
Other accounts and reserves accrued for financial reporting purposes	435	412
Stock compensation expense recognized for financial reporting purposes	361	373
Accrual for shareholder lawsuit	551	—

Net operating loss carryforwards	13,010	11,067

	15,387	12,897
Less valuation allowance	(15,082)	(12,534)

Total deferred tax assets	$305	363

Deferred tax liabilities:
Property and equipment, due to differences in depreciation methods	$(305)	(363)

Total deferred tax liabilities	(305)	(363)

Net deferred tax assets (liabilities)	$—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon management’s projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance equal to the balance of net deferred tax assets has been recognized as of June 30, 2002 and 2001. The increase in the valuation allowance for net deferred tax assets was $2,548,000 and $464,000 for the years ended June 30, 2002 and 2001, respectively.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

The Company has net operating loss carryforwards for federal income tax purposes of approximately $34,228,000 at June 30, 2002, expiring through 2020. A portion of the net operating loss carryforwards relate to excess stock option deductions for tax purposes. The valuation allowance at June 30, 2002 includes approximately $361,000 attributable to excess stock option deductions. If realized, the benefit will be recorded as an increase in additional paid-in capital.

(6)	Stock Compensation Plans

The Company has three stock-based compensation plans. The Company applies the intrinsic value method in accounting for its stock compensation plans. For the years ended June 30, 2002 and 2001 and six months ended June 30, 2000, the Company recognized employee stock compensation expense under these plans of $48,000, $498,000 and $510,000 respectively. Had compensation cost been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts:

	Year ended	Year ended	Six months ended
	June 30,	June 30,	June 30,
	2002	2001	2000

		(in thousands of dollars)
Net loss:
As Reported	$(6,255)	(1,399)	(1,179)
Pro Forma	$(8,470)	(3,871)	(2,235)
Loss Per Share:
As Reported	$(0.87)	(0.20)	(0.17)
Pro Forma	$(1.18)	(0.55)	(0.32)

(a)	Stock Option Plan

The Company has a stock option plan which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights to officers, directors or employees of, as well as advisers and consultants to, the Company.

The Company has reserved 3,624,000 shares of its common stock for issuance upon exercise of options and rights granted under the plan. Typically, rights and options have been granted which vest over three to five years, become fully vested upon a change in control of the Company, and expire 10 years from the date of issuance. Certain options granted to former senior management were vested upon issuance or over a shorter vesting period. The exercise price was equal to the market value of the Company’s common stock on the grant date or the average of the market value over a stated period of time prior to the grant date.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

For stock options granted at an exercise price less than the market value of the common stock at the date of grant, stock compensation cost is recorded based on the difference between the market value of the common stock at the date of grant and the exercise price of the option. For options that are vested on the date of grant, the related stock compensation cost is expensed immediately. Unamortized employee stock compensation cost is recorded as a separate component of stockholders’ equity and amortized to expense over the vesting period of the related options.

The plan provides that each non-executive member of the Board of Directors receive options to purchase 500 shares of common stock for attending each meeting of the Board of Directors, a committee of the Board, or a meeting with management of the Company or other directors for Company business or affairs.

Following is a summary of stock option activity during the six months ended June 30, 2000 and the years ended June 30, 2002 and 2001:

		Weighted
		average
	Number of	exercise
	options	price

Outstanding at December 31, 1999	1,527,323	$10.73
Granted at market price	32,000	16.35
Exercised	(116,569)	7.99
Canceled	(115,169)	13.75

Outstanding at June 30, 2000	1,327,585	10.84
Granted at market price	224,500	2.68
Exercised	—	—
Canceled	(32,535)	19.62

Outstanding at June 30, 2001	1,519,550	12.30
Granted at market price	848,700	1.92
Exercised	—	—
Canceled	630,416	16.87

Outstanding at June 30, 2002	1,737,834	5.58

Options exercisable at June 30, 2000	667,062	8.90

Options exercisable at June 30, 2001	956,569	9.95

Options exercisable at June 30, 2002	764,653	8.43

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

     Following is a summary of the status of stock options outstanding at June 30, 2002:

		Outstanding options		Exercisable options

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise		contractual	exercise		exercise
price range	Number	life	price	Number	price

$0.00 — 3.45	998,150	9.0	$1.98	118,700	$2.05
3.46 — 6.90	102,500	7.3	5.51	87,500	5.86
6.91 — 10.35	545,424	5.0	8.68	497,449	8.71
10.36 — 13.80	20,500	6.7	11.89	20,500	11.89
13.81 — 17.25	11,500	7.3	15.53	11,500	15.53
17.26 — 24.15	1,500	7.8	18.56	1,500	18.56
24.16 — 27.60	3,000	7.6	26.75	3,000	26.75
27.61 — 31.05	2,000	7.6	28.50	2,000	28.50
31.06 — 34.50	53,260	7.5	34.48	22,504	34.46

	1,737,834	7.5	$5.58	764,653	$8.43

Included in options outstanding as of June 30, 2002 are 265,000 options granted to the Company’s former Chief Scientific Officer. Of the 265,000 options outstanding, 250,000 options are exercisable at a weighted average exercise price of $8.59. As described in Note 13, the Company is currently engaged in litigation against this former officer.

In December 2000, the Company’s Compensation Committee reformed the terms of stock options to purchase 350,397 shares which had been granted by the Committee on December 27, 1999 to change the option exercise price from a 60-day average price of $18.76 to $34.50, the market price of the Company’s common stock on the date of grant. After the reformation, the Company informed the holders of the affected options of the change. All of the option holders expressly acknowledged and accepted the change in the option exercise price. As a result of the change, the Company recorded an adjustment in December 2000 of $3,533,000 to reverse unamortized compensation cost relating to these options.

On April 25, 2002, the Company filed a Tender Offer (the “Offer”) with the Securities and Exchange Commission which offered employees the right to exchange all outstanding options to purchase shares of Company common stock with an exercise price equal to $34.50 per share for replacement options to be granted no earlier than six months and one day from the expiration of the Offer at an exercise price equal to no less than the fair market value of the common stock on that date. Under the terms and subject to the conditions set forth in the Offer, 180,579 options were surrendered by eligible employees and cancelled on May 23, 2002. The Company will issue replacement options to purchase an aggregate of up to 180,579 shares of

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

common stock in exchange for the options surrendered pursuant to the Offer on or around November 24, 2002.

Compensation cost for the SFAS 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

			Six Months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

Expected life of options from date of grant	5.9 years	6.3 years	5.8 years
Risk-free interest rate	3.4%	5.7%	5.7%
Volatility	145.0%	212.0%	72.0%
Assumed dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of options granted at market price during the years ended June 30, 2002 and 2001 and the six months ended June 30, 2000 was $1.79, $2.66 and $10.95, respectively. No options were granted at less than or greater than market for the years ended June 30, 2002 and 2001 and during the six months ended June 30, 2000.

(b)	Employee Stock Purchase Plan

In 1995, the Company adopted an employee stock purchase plan. Eligible employees may designate up to ten percent of their earnings, through payroll deductions, to purchase shares of the Company’s common stock. The purchase price is equal to 85 percent of the fair market value of the common stock on specified dates. A total of 800,000 common shares have been reserved for issuance under the plan, and the maximum number of shares to be issued in any annual period is 200,000. The plan is considered non-compensatory under APB No. 25, and therefore no expense was reported in the Company’s statements of operations.

The plan is considered compensatory under SFAS No. 123, and therefore, compensation cost for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

			Six Months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

Expected life of options from date of grant	1.0 years	1.0 years	1.0 years
Risk-free interest rate	3.4%	5.7%	5.3%
Volatility	145.0%	212.0%	72.0%
Assumed dividend yield	0.0%	0.0%	0.0%

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

The weighted-average fair value of stock purchase rights granted during the year ended June 30, 2002, 2001 and the six months ended June 30, 2000 was $1.64, $1.11, and $0.38, respectively.

(c)	Stock Award Plan

In 1996, the Company adopted a stock award plan under which shares of common stock can be awarded to the Company’s officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock award plan. Stock compensation cost is recognized based on the market value of the common stock on the date of the award. For the years ended June 30, 2002 and 2001 and the six months ended June 30, 2000, there have been no shares of common stock issued to officers, employees, consultants or advisors.

The plan includes a provision for automatic awards of 50 shares per month to non-management members of the Company’s Board of Directors who serve on the Company’s audit or compensation committees. During the years ended June 30, 2002 and 2001, 2,900 and 1,350 shares with a fair market value of $4,000 and $11,000, respectively were issued under this provision of the plan. During the six months ended June 30, 2000, 900 shares with a fair market value of $17,000 were issued under this provision of the plan.

(7) Profit Sharing and Retirement Plans

During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which may be in the form of cash or shares of the Company’s common stock, are determined by the Board of Directors in its sole discretion. During the years ended June 30, 2002 and 2001, the Company made no contributions to the Plan. During the six months ended June 30, 2000, the Company contributed $14,000 in cash to the Plan.

Effective December 31, 2001, the Company’s Board of Directors terminated the Vari-L Company, Inc. Profit Sharing Plan and Trust (the “Plan”). Under termination of the Plan, participants became fully vested in their accounts. The assets of the Plan, which were primarily comprised of shares of the Company’s common stock, were distributed on March 15, 2002.

During 1998, the Company adopted a 401(k) plan to which employees may contribute up to 15 percent of their pay. The Company may make discretionary matching contributions to the plan. No matching contributions were made during the years ended June 30, 2002 and 2001 or during the six months ended June 30, 2000.

(8) Employment Agreements

Effective June 1, 1997, the Company entered into four-year employment agreements with two officers which provide for minimum annual base salaries during the officers’ employment with the

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

Company, and severance pay in the event of termination. In the case of involuntary termination by the Company, severance payments are equal to the greater of the officer’s annual base salary multiplied by the remaining term of the agreement or 2.99 times the officer’s average annual compensation over the last five years. In the case of voluntary termination or retirement, the officer will be entitled to (i) one-half of his annual base salary as severance pay, (ii) be engaged as a consultant for a period of up to five years for which he is paid a fee equal to 50 percent of his annual base salary upon termination of employment, and (iii) an annual retirement benefit equal to 25 percent of his annual base salary payable during the period he provides consulting services to the Company. All unvested stock awards and options and stock appreciation rights previously granted to the officers will fully vest in the event of a change of control of the Company or an involuntary termination. In addition, the officers have agreed they will not compete against the Company for a period of one year after termination or expiration of their respective employment agreements, or the period covered by any consulting arrangement or retirement benefit, whichever is greater.

Effective August 1, 2000, one of the officers entered into a Termination and Consulting Agreement, the terms of which supersede his employment agreement. Under the agreement, the Company agreed to engage the officer as a consultant for the period August 1, 2000 through July 31, 2001. As a consultant he was to receive compensation of $195,000 along with certain other benefits. Due to his failure to submit certain documentation for travel expenses in which amounts were advanced, the Audit Committee suspended payment of the consulting fees in October 2000.

In early March 2002, both former officers were informed of the Company’s intent to terminate certain employment and termination and consulting agreements. As a result, neither is currently being paid compensation under the agreements. As described in Note 13, on March 19, 2002, the Company filed a lawsuit against these officers. In the lawsuit, the Company seeks to rescind the employment and consulting agreements between the Company and these officers, and to rescind certain stock option grants made to them, on the basis that such agreements were entered into, and such option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance.

Effective as of August 1, 2002, the Company is a party to employment agreements with nine other officers which provide for employment terms of one year automatically renewable for an additional year without any further action on the part of the Company or the employee unless terminated under certain clauses within the employment agreement. The agreements provide for severance pay based on their annual salary for periods ranging from six months to one year in the event of involuntary termination. In the event of voluntary termination, severance pay is equal to one month’s salary for every year of service completed up to a maximum of three month’s salary.

(9) Related Party Transactions

As described in notes 3 and 13, the Company leases one of its manufacturing facilities from a partnership in which the Company’s former Chief Scientific Officer is a partner. The Company is currently engaged in litigation with the landlord of the facility.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

The Company has a two year promissory note payable to Asvan Technology, LLC, in which one of the shareholders is an employee of the Company.

The Company is contingently liable for guarantees of indebtedness owed by former senior officers of the Company to a former officer. The maximum amount of this contingent liability at June 30, 2002 was approximately $94,000.

(10) Financial Instruments

At June 30, 2002 and 2001, the Company had $0 and $610,000 respectively, invested in a U.S. government securities money market fund. The money market fund invests in United States government securities and is not otherwise federally insured.

Disclosures of fair value information about certain financial instruments is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amounts of the Company’s notes payable and long-term obligations at June 30, 2002 and 2001 approximate their fair values since the instruments carry a variable rate of interest or a rate that approximates current rates.

(11) Significant Customers

The Company’s products are sold to original equipment manufacturers of communications equipment, either in commercial or military markets. The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer is defined as one contributing 10% or more of total revenues:

			Six Months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

Nokia	17.49%	25.0%	20.4%
Motorola	16.71%	14.6%	14.3%
ACAL Electronics (includes Siemens)	12.99%	12.7%	13.5%

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

     The following table shows the accounts receivable balance of the three most significant customers for the periods presented:

			Six Months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

	(in thousands of dollars)
Nokia	$546	1,803	678
Motorola	255	225	1,451
ACAL Electronics (includes Siemens)	564	1,060	602

The Company performs credit evaluations of its customers but generally does not require collateral. Receivables due from foreign customers are generally insured by a private indemnity company; otherwise, letters of credit are required of foreign customers.

The Company produces and sells electronic components in four product lines. Net sales for each of the product lines for the years ended June 30, 2002 and 2001 and six months ended June 30, 2000 were as follows:

			Six Months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

	(in thousands of dollars)
Commercial Signal Source Components	$15,615	34,898	14,608
Hi-Rel Signal Source Components	3,651	2,809	1,238
Military Signal Processing Components	1,848	1,318	668
Other Products	234	2,352	644

Net Sales	$21,348	41,377	17,158

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

     The Company attributes sales to customers based on the country to which the products are shipped. Net sales by country are as follows:

			Six Months
	Year ended	Year ended	ended
	June 30,	June 30,	June 30,
	2002	2001	2000

	(in thousands of dollars)
United States	$8,985	15,596	7,464
China	3,800	1,532	—
Finland	2,995	4,110	1,297
England	1,349	5,393	3,938
Sweden	1,321	1,527	481
Germany	1,147	4,731	1,142
Italy	462	4,788	1,143
Canada	109	1,540	567
Other	1,180	2,160	1,126

Net Sales	$21,348	41,377	17,158

(12) Expenses of Accounting Restatements and Related Matters

As discussed in note 13, in early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified on the Company’s statements of operations as “expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to former employees of the Company for their legal fees and expenses. The accounting restatements were completed in February 2001, however, the Company continues to incur costs related to shareholder litigation and legal fees and expenses of the Special Litigation Committee.

Included in these expenses for the year ended June 30, 2002 is $1.45 million representing the approximate cost to settle the Private Securities Class Action as discussed in note 13.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

(13)	Litigation, Commitments and Contingencies

Securities and Exchange Commission Investigation

In December 1999, the Company learned that the SEC was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors, or employees. The Commission’s investigation was focused primarily on the Company’s prior financial reporting and its accounting practices and procedures. In September 2001, the Company agreed to a settlement with the Securities and Exchange Commission under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Securities Exchange Act of 1934. On November 9, 2001, the Company’s settlement with the Securities and Exchange Commission was approved by the United States District Court for the District of Colorado.

Private Securities Class Action

A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Colorado beginning in June 2000. Those actions have since been consolidated and an amended consolidated complaint has been filed by the class representatives. On November 21, 2001, the Company filed a motion to dismiss all claims against the Company in the consolidated private securities class action, Rasner v. Vari-L Company, Inc., Civ. No. 00-S-1181, D. Colo. The Company’s motion argues that the amended consolidated complaint alleges wrongdoing by former corporate employees in furtherance of their personal interests, as opposed to corporate interests, which does not state a claim for securities fraud against the Company. The class action representatives have filed their response to the Company’s motion to dismiss and the Company has filed a reply to that response but the court has not yet ruled on the motion.

On October 3, 2002, the Company and the class action representatives reached an agreement in principle for the settlement of the litigation and executed a memorandum of understanding (the “MOU”), subject to court approval. The MOU outlines the general terms of the proposed settlement and is intended to be used as a basis for drafting a Stipulation of Settlement. The MOU requires the Company to pay $250,000 in cash and issue 2.0 million shares of the Company’s common stock. The number of shares issuable pursuant to the MOU is subject to certain anti dilution adjustments in the event the Company sells its common stock or securities convertible into its common stock below certain threshold prices. The Company has calculated the value of shares to be issued based upon the closing price of the Company’s common stock on the date in which all substantive aspects with respect to the MOU were agreed upon. At June 30, 2002, the Company recorded $1.45 million representing the approximate cost to settle this litigation. This amount has been included in expenses of accounting restatements and related matters in the statements of operations.

The Company is also required to transfer its claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the plaintiffs. However, the Company will retain the claims from the lawsuit filed in the District Court for the City and County of Denver as a result of the Special

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

Litigation Committee investigation, against David G. Sherman, Joseph H. Kiser, Joan Sherman, the Kathryn Sherman Trust and J.C. Enterprises. The Company will also assign to the Plaintiffs any right it might have to proceeds or other damages from the Directors and Officers insurance policies with Reliance Insurance Company and Agricultural Excess and Surplus Insurance Company. There can be no assurance that the court will accept our proposal. Moreover, irrespective of the outcome with respect to the Company, the individual defendants may assert claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

Shareholder Derivative Suit

On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in District Court, City and County of Denver against the same officers named in the class action as well as the members of the Company’s board of directors at the time. The Company was also named as a nominal defendant. The derivative complaint alleged many of the same facts as in the federal securities class action, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and the shareholders. The action was dismissed without prejudice in April 2001 but an amended complaint was filed by the same plaintiff in September 2001.

On October 9, 2001, the Company filed a motion to dismiss the amended shareholder derivative action, on various grounds, including the failure to make the required demands, the failure to commence a new action rather than trying to revive the previously dismissed case, and the availability of new management and a new independent Board member to evaluate the merits, and the timing, of any claims which could be brought by the Company against the individual defendants. Substantially all of the individually named defendants subsequently joined in the Company’s motion.

On April 4, 2002, the court granted the plaintiff’s motion for a stay of the shareholders derivative action against certain of the Company’s former officers and directors pending the results of the investigation by the Company’s Special Litigation Committee of the claims raised in that action. On June 28, 2002, the Company filed a motion to dismiss or in the alternative a motion for summary judgment based on the findings of the Special Litigation Committee, which recommended dismissal of the action without prejudice. On August 21, 2002, the court granted the Company’s motion and dismissed the amended action without prejudice.

Insurance Claims

Reliance Insurance Company (“Reliance”) is the issuer of the $5 million primary directors and officers’ liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate. The Company intends to file a claim against the Reliance estate, however all rights under the claim will be assigned to the plaintiffs pursuant to the MOU.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy.

A settlement conference was held in February 2002 before the U.S. Magistrate assigned to this declaratory judgment action brought by the Company’s excess liability directors and officers liability insurance carrier. Representatives of the excess insurer, the Company, the individual defendants in the securities class action, and the plaintiffs in the securities class action attended the conference. While meaningful discussions were held at that conference, no settlement was reached and no further settlement conference has been scheduled.

Company Action against Former Officers

On December 5, 2001, the Company formed a Special Litigation Committee (the “SLC”) of the Board of Directors. The SLC is comprised of two outside directors who joined the Company’s Board subsequent to the time of certain alleged wrongdoings as discussed below.

On December 20, 2001, the SLC retained independent counsel to advise the Committee in its investigation of the allegations of wrongdoing during prior periods by former employees, as well as current and former members of the Company’s Board of Directors. Additionally, the SLC suspended the advancement of certain legal fees and expenses being paid on behalf of former officers of the Company.

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. On April 2, 2002, the Company filed an Amended Complaint and Jury Demand. On May 17, 2002, the Company filed a Second Amended Complaint and Jury Demand and added Ms. Joan Sherman, an individual, and the Kathryn Sherman Trust, a Colorado trust, as defendants. In its lawsuit, the Company seeks to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also seeks to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company seeks to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kathryn Sherman Trust to this action because they may possess assets from Mr. Sherman that Vari-L is entitled to recover.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

On April 30, 2002, Mr. Kiser filed a motion to dismiss the lawsuit in its entirety. On June 13, 2002, the motion to dismiss was denied.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the Termination and Consulting Agreement. On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley. Mr. Bland is our President and Chief Executive Officer. Mr. Dutkiewicz is our Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on our Board of Directors and are members of the SLC. The counter-claim alleges claims for: (i) violation of the Colorado Wage Act against all counter-claim defendants; (ii) breach of contract relating to Mr. Kiser’s employment agreement with the Company against the Company only; (iii) breach of contract relating to the Company’s promise to fulfill the obligations of Mr. Kiser’s employment agreement against the Company only; (iv) breach of contract relating to the indemnification agreements with the Company against the Company only; (v) promissory estoppel relating to Mr. Kiser’s retirement from the Company against the Company only; (vi) intentional interference with Mr. Kiser’s employment agreement with the Company against Mr. Bland only; and (vii) negligent misrepresentation relating to Mr. Kiser’s plans for retirement against Mr. Bland only.

A trial date of February 24, 2003 has been set and the parties are about to commence discovery.

Mr. Kiser’s employment contract requires him to perform any directive of the Company’s Board of Directors. Subsequent to March 19, 2002, Mr. Kiser has not performed any services for the Company. The Company believes that its claim to rescind Mr. Kiser’s employment contract based upon mistaken or misrepresented information regarding the Company’s true financial performance is based upon a valid principle of law. Since March 19, 2002, the Company has suspended all payments required by Mr. Kiser’s employment contract. The Company has recorded approximately $203,000 of liabilities representing the present value of post-employment health care obligations and a one time separation bonus to be paid to Mr. Kiser upon termination of contract payments.

In the event that Mr. Kiser prevails in requiring us to comply with the terms of the employment contract, we could be obligated to total future payments of approximately $1,400,000 payable over ten years. If we are successful in our claims against Mr. Kiser, we could be awarded as much as $5,600,000 plus attorneys’ fees. Additionally, we would reverse all previously recorded liabilities associated with this matter.

If Mr. Kiser prevails on his breach of contract action related to the indemnification agreements he had with the Company, the Company could be liable for attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Under Mr. Sherman’s termination and consulting agreement, the Company agreed to engage Mr. Sherman as a consultant for the period August 1, 2000 through July 31, 2001. As a consultant he was

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

to receive compensation of $195,000 as consulting fees along with certain other benefits. Due to his failure to submit certain documentation for travel expenses in which amounts were advanced, the Audit Committee suspended payment of the consulting fees in October 2000 and elected to terminate the agreement due to misappropriation of funds. During the quarter ended December 31, 2002, the Company recognized a $145,000 benefit from an insurance recovery for Mr. Sherman’s undocumented travel advances. If Mr. Sherman prevails on his breach of contract action, the Company could be liable for amounts under his termination and consulting agreement, attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) sued the Company for infringement of U.S. Patent No. 4,821,007. The Company has not been served with the complaint. The Company has been advised that a license may be available under the patent, and the Company and its counsel are investigating Anaren’s allegations.

                     Financial Impact of Litigation

All of these legal actions have the potential of a possible loss to the Company. The Company Action against Former Officers is a potential gain contingency for the Company. At this time, we are unable to reasonably estimate the possible future cost or net loss or gain, if any, associated with certain of these matters. Accordingly, we have not recorded any loss or gain contingencies associated with certain of these matters as of June 30, 2002. It is reasonably possible that such amounts could be material to our financial condition, results of operations or liquidity.

(14) Subsequent Event — Sirenza Loan Facility

The continuing weakness in the wireless telecommunications industry has caused the Company’s customers to continually revise their estimates of demand for products downward. These downward adjustments have required the Company to provide revised financial projections to Wells Fargo as described in note 3. In early May 2002, the Company determined that additional equity capital or subordinated debt would be necessary to provide sufficient liquidity through this period of weakened sales. At that time, the Company commenced efforts to identify potential investors and solicit their interest in a financing transaction.

On October 7, 2002, the Company entered into a Loan Agreement with Sirenza Microdevices, Inc. (“Sirenza”) which provides for a $5.3 million senior secured bridge loan facility (the “Loan Facility”). As a condition to the Loan Facility, the Company entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of the Company’s assets.

The Loan Facility is effective for the period October 7, 2002 to September 25, 2003, is secured by substantially all of our assets and has an annual interest rate of 25%. Additionally, the Loan Facility

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

is subject to covenants that among other things impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios.

Under the terms of the Loan Facility, Sirenza has provided for funding in two tranches. The first tranche (“Tranche A “) consists of an initial term loan of $1.4 million to repay amounts outstanding under the Credit Facility at Wells Fargo. The second tranche (“Tranche B”) consists of additional term loans of up to $3.9 million which may be drawn down in accordance with an agreed schedule. The Company expects to use the proceeds from any advances under Tranche B to fund its working capital requirements.

In the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza, amounts outstanding under the Loan Facility are due in full within five business days. Additionally, the Company must pay a prepayment fee in the amount of $1,000,000 (the “Prepayment Fee”). The Company may voluntarily prepay the Tranche A and Tranche B loan provided that in the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza within 180 days of such prepayment, the Company must pay the Prepayment Fee.

Under the terms of the Loan Facility, at Sirenza’s option, the Tranche A loan is convertible into 19.9% of the Company’s Common Stock on a fully diluted basis at the following times: Five business days prior to the maturity date of the Tranche A loan, the date Sirenza receives written notice of the Company’s intent to to prepay the Tranche A loan, the date of the commencement of a tender offer by a party other than Sirenza, or the date the Company executes a definitive acquisition agreement with another party. The shares of common stock issuable upon conversion of the Tranche A Note are subject to certain registration rights as set forth in the Resale Registration Rights Agreement between the parties. The Company has amended its Rights Agreement with American Securities Transfer, Inc. to make the rights thereunder inapplicable to certain transactions with Sirenza that are approved by the Company’s board of directors, including the conversion of the Tranche A Note.

The Company’s ability to draw down amounts under Tranche B is conditioned upon, among other things, the absence of an event of default and our representations and warranties being true and correct at the time of such draw down request. In the event the Company is unable to draw down amounts under Tranche B, the Company may be required to seek additional capital through other sources, which the Company’s ability is limited by the terms of the Exclusivity Agreement described below. There can be no assurance that the Company would be able to procure adequate funds in such an event. If such funds are not available, the Company may be forced to curtail or suspend our operations.

Pursuant to the terms of the Exclusivity Agreement, the Company has agreed, subject to certain exceptions, not to solicit acquisition proposals from other parties or otherwise negotiate with such parties with respect to an acquisition proposal. Such exclusivity period terminates upon the earlier of March 31, 2003 or the occurrence of certain other events. Under the Exclusivity Agreement the Company has granted Sirenza a right of first refusal in the event that the Company receives any

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

future offer to acquire it or substantially all of its assets. Such right of first refusal terminates upon the earlier of: the date that Sirenza advises us the Company in writing that they are terminating all negotiations with the Company regarding a transaction or that they are no longer interested in pursuing a transaction with the Company, such time as the Loan Facility has terminated and no loans remain outstanding thereunder, or such time as they default on their obligations to make loans to the Company pursuant to the Loan Facility.

(15) Fourth Quarter Transactions

During the quarter ended June 30, 2002, the Company sold inventories with a net book value of approximately $250,000 for $75,000. As a result, the Company recorded a charge to cost of goods sold for $175,000. Additionally, due to the continuing decline in the industry and weak demand of the commercial signal source products, the Company offered certain of their preferred customers’ price decreases which resulted in a $152,000 decrement in gross margin for the quarter ended June 30, 2002.

As discussed in notes 12 and 13, the Company recorded $1.45 million representing the approximate cost to settle the Private Securities Class Action during the quarter ended June 30, 2002. This amount has been included in expenses of accounting restatements and related matters in the statements of operations.

VARI-L COMPANY, INC.

Notes to Financial Statements

June 30, 2002 and June 30, 2001

(Information for the six months ended June 30, 2000 is unaudited)

(16) Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly financial information:

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002

	(in thousands of dollars, except per share amounts)
Net sales	$5,676	5,607	5,163	4,902

Gross profit	2,146	2,322	1,928	1,305

Operating loss	(1,079)	(493)	(1,160)	(6,116)

Net loss	(1,120)	(528)	(1,211)	(6,255)

Basic and diluted earnings per share	(0.16)	(0.07)	(0.17)	(0.47)

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2000	2000	2001	2001

	(in thousands of dollars, except per share amounts)
Net sales	$11,495	10,894	10,000	8,988

Gross profit	5,357	5,189	5,561	3,523

Operating income (loss)	(50)	220	215	(1,095)

Net income (loss)	(201)	(10)	43	(1,231)

Basic and diluted earnings per share	(0.03)	*	0.01	(0.17)

*	Loss per share is less than $.01

VARI-L COMPANY, INC.

Schedule II – Valuation and Qualifying Accounts

(in thousands of dollars)

	Balance at			Balance at
	beginning			end
Description	of period	Additions (a)	Deductions (b)	of period

Year ended June 30, 2002:
Allowance for doubtful accounts	$279	104	(251)	132
Allowance for excess and obsolete inventories	2,423	564	(465)	2,522
Reserve for product warranties and returns	31	10	(21)	20

Total	$2,733	678	(737)	2,674

Year ended June 30, 2001:
Allowance for doubtful accounts	$175	155	(51)	279
Allowance for excess and obsolete inventories	2,659	1,362	(1,598)	2,423
Reserve for product warranties and returns	42	12	(23)	31

Total	$2,876	1,529	(1,672)	2,733

Six months ended June 30, 2000 (unaudited):
Allowance for doubtful accounts	$208	78	(111)	175
Allowance for excess and obsolete inventories	2,215	444	—	2,659
Reserve for product warranties and returns	7	35	—	42

Total	$2,430	557	(111)	2,876

Notes:
(a)	Amounts charged to costs and expenses.

(b)	Bad debt write-offs and charges to reserves.

See accompanying auditor’s report

EXHIBIT INDEX

Exhibit No.	Description

3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

3.2	Amended and Restated Bylaws adopted September 26, 2002.

4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002.

10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

Exhibit No.	Description

10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.

10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002.

10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002.

10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002).

10.18	Employment Agreement with Charles R. Bland dated August 1, 2002.

Exhibit No.	Description

10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002.

10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002.

10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002.

10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002.

10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002.

10.24	Employment Agreement with Larry M. Romero dated August 1, 2002.

10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002.

10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002.

10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002.

10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.

10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland.

10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz.

10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc.

10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002.

23	Consent of KPMG LLP