Form 10-Q
period 2002-09-30
VARI L CO INC
filed 2002-11-14
CIK 917173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002	Commission File No. 0-23866

VARI-L COMPANY, INC.

(Exact name of Registrant as specified in its charter.)

Colorado	06-0679347

(State of Incorporation)	(I.R.S. Employer identification No.)

4895 Peoria Street
Denver, Colorado 80239

(Address of principal executive offices)

(303) 371-1560

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

     The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2002:

Class of Securities	Outstanding Securities

$0.01 par value Common shares	7,265,106 shares

VARI-L COMPANY, INC.

September 30, 2002

VARI-L COMPANY, INC.

Balance Sheets

(in thousands of dollars)

	September 30,	June 30,
	2002	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196	553
Trade accounts receivable, less allowance for doubtful accounts of $55 and $132, respectively	2,077	2,589
Inventories	2,226	2,491
Prepaid expenses and other current assets	642	617

Total current assets	5,141	6,250

Property and equipment:
Machinery and equipment	12,079	12,263
Furniture and fixtures	839	839
Leasehold improvements	1,509	1,509

	14,427	14,611
Less accumulated depreciation and amortization	8,505	8,211

Net property and equipment	5,922	6,400
Intangible and other assets, net of accumulated amortization	405	744

Total assets	$11,468	13,394

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,547	1,392
Accrued compensation	806	756
Other accrued expenses	738	492
Notes payable and current installments of long-term obligations	1,621	1,611

Total current liabilities	4,712	4,251
Long-term obligations	30	55
Other liabilities	28	149

Total liabilities	4,770	4,455

Settlement obligation to issue 2,000,000 shares of common stock	1,200	1,200
Stockholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized; 7,264,205 and 7,179,832 shares issued and outstanding, respectively	73	72
Additional paid-in capital	37,015	36,945
Unamortized stock compensation cost	(22)	(31)
Accumulated deficit	(31,568)	(29,247)

Total stockholders’ equity	5,498	7,739

Commitments and contingencies
Total liabilities and stockholders’ equity	$11,468	13,394

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Operations

(in thousands of dollars, except share and per share data)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2002	2001

	(unaudited)	(unaudited)
Net sales	$3,982	5,676
Cost of goods sold	3,060	3,530

Gross profit	922	2,146

Operating expenses:
Selling	672	654
General and administrative	1,560	1,879
Research and development	817	607
Expenses relating to accounting restatements and related legal matters, net of recoveries	32	85

Total operating expenses	3,081	3,225

Operating loss	(2,159)	(1,079)
Other income (expense):
Interest income	8	18
Interest expense	(120)	(50)
Other, net	(50)	(9)

Total other income (expense)	(162)	(41)

Net loss	$(2,321)	(1,120)

Loss per share, basic and diluted	$(0.32)	(0.16)

Weighted average shares outstanding, basic and diluted	7,259,659	7,123,456

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statement of Stockholders’ Equity

For the three months ended September 30, 2002 (unaudited)

(in thousands of dollars, except share data)

				Unamortized
	Common stock		Additional	stock		Total
			paid-in	compensation	Accumulated	stockholders'
	Shares	Amount	capital	cost	deficit	equity

Balance June 30, 2002	7,179,832	$72	36,945	(31)	(29,247)	7,739
Common stock issued under employee stock purchase plan	83,473	1	70	—	—	71
Common stock issued under stock award plan	900	—	—	—	—	—
Amortization of stock compensation cost	—	—	—	9	—	9
Net loss	—	—	—	—	(2,321)	(2,321)

Balance September 30, 2002	7,264,205	$73	37,015	(22)	(31,568)	5,498

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Cash Flows

(in thousands of dollars)

	Three months	Three months
	ended	ended
	September 30	September 30
	2002	2001

	(unaudited)	(unaudited)
Net loss	$(2,321)	(1,120)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	527	501
Loss on disposal of assets	44	12
Amortization of stock compensation	9	13
Disposal of debt issue costs	59	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	512	1,666
Inventories, net	265	521
Prepaid expenses and other current assets	(25)	(52)
Trade accounts payable	155	(408)
Accrued compensation	50	(282)
Other accrued expenses and liabilities	125	(6)

Total adjustments	1,721	1,965

Cash provided by (used in) operating activities	(600)	845

Cash flows from investing activities:
Purchases of property and equipment	(90)	(175)
Proceeds from sale of equipment	23	20
Net proceeds (investment) from cash surrender value of whole life insurance	254	(7)
Decrease (increase) in other assets	—	(4)

Cash provided by (used in) investing activities	187	(166)

Cash flows from financing activities:
Proceeds from notes payable	374	1,211
Payments of notes payable	(230)	(2,199)
Payments of long-term obligations	(159)	(69)
Proceeds from common stock issued under stock purchase plan	71	48

Cash provided by (used in) financing activities	56	(1,009)

Decrease in cash and cash equivalents	(357)	(330)
Cash and cash equivalents at beginning of period	553	2,013

Cash and cash equivalents at end of period	$196	1,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$58	40

Cash paid for income taxes	$—	—

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

(1)	Basis of Presentation

The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2002, which is derived from the Company’s audited financial statements). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2002. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three months ended September 30, 2002 are not necessarily indicative of operating results that can be expected for the full year.

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

(2)	Inventories

Inventories consist of the following:

	September 30,	June 30,
	2002	2002

	(in thousands of dollars)
Finished goods	$965	1,083
Work-in-process	485	394
Raw materials	2,307	3,536

	3,757	5,013
Less allowances for excess and obsolete inventories	(1,531)	(2,522)

Net inventories	$2,226	2,491

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

(3)	Notes Payable and Long-term Obligations

Notes payable and long-term obligations consist of the following:

	September 30,	June 30,
	2002	2002

	(in thousands of dollars)
Notes payable under Credit Facility:
Revolving loan	$—	—
Term Loan	1,368	1,498
Promissory notes	261	139
Capital lease obligations	22	29

	1,651	1,666
Less current installments	1,621	1,611

Long-term obligations	$30	55

On June 28, 2001, the Company entered into a credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) (“the Credit Facility”), consisting of, among other things, a revolving loan (“Revolving Loan”) and a term loan (“Term Loan”). During fiscal 2002, the Company negotiated two amendments to avoid potential default under the Credit Facility due to the continuing softness of demand for the Company’s products and the general state of the wireless industry.

In late May 2002, the Company determined that it was not in compliance with the minimum tangible net worth of the loan agreement with Wells Fargo, which constitutes an event of default. In early July 2002, the Company received notice from Wells Fargo confirming that an event of default had occurred. Accordingly, the amounts outstanding as of September 30, 2002 and June 30, 2002 have been classified as current. A default interest rate of 3% over the floating rate was charged against amounts outstanding under the loan agreement. No other default remedies were sought by the lender.

On September 26, 2002, the Company entered into a forbearance agreement with Wells Fargo for the period from September 26, 2002 to November 15, 2002. The forbearance agreement allowed the Company to borrow amounts on the Revolving Loan up to the lesser of the amount available under a borrowing base formula or $2,500,000. The Credit facility was secured by substantially all of the Company’s accounts receivable, inventories, intellectual property and equipment. The forbearance agreement also imposed certain financial covenants along with limitations on capital expenditures and investments, and restricted certain payments and distributions.

At September 30, 2002, the interest rates on the Revolving Loan and the Term Loan were 8.75% and 10.25%, respectively. The Company had additional borrowing availability of $1.2 million under the Revolving Loan.

As explained in note 6, on October 7, 2002, the Company entered into a loan agreement with Sirenza Microdevices, Inc. (“Sirenza”). The loan agreement provides for a $5.3 million secured loan (the “Loan Facility”). The Loan Facility is secured by substantially all of the Company’s assets, matures on September 25, 2003 and has an annual interest rate of

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

25.0% on outstanding amounts. As described in note 6, initial proceeds from the Loan Facility were used to pay amounts outstanding to Wells Fargo, and the Company anticipates additional proceeds will be used to fund the Company’s general working capital requirements over the next twelve months.

Debt issuance costs related to the Wells Fargo Credit Facility were being amortized over the term of the Revolving Loan. As of September 30, 2002, approximately $59,000 in deferred debt issuance costs were expensed to interest expense because the Wells Fargo Credit Facility was terminated and the costs no longer provided a benefit to the company.

(4)	Income Taxes

A valuation allowance was provided for the income tax benefit of the net operating losses incurred during the three months ended September 30, 2002 and 2001.

(5)	Expenses of Accounting Restatements, Shareholder Litigation and Related Matters

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002, the Company effectively settled the Private Securities Class Action, the Shareholder Derivative Suit and the Company Action against Former Officers as described in note 7, “Global Settlement of Private Securities Class Action and Company Action against Former Officers and Shareholder Derivative Suit.” During the quarter ended September 30, 2002, the Company recorded $68,000 of expenses related to fees charged by the independent counsel to the Special Litigation Committee and $250,000 representing amounts payable to Mr. Kiser to effectively settle the Company Action against Former Officers. As a result of the proposed global settlement, the Company reversed $83,000 of previously recorded liabilities representing legal fees incurred by former officers. Additionally, the Company recognized the benefit of reversing approximately $203,000 of previously recorded liabilities representing the present value of post-employment health care obligations and a one time separation bonus, related to the Company Action against Former Officers as discussed in note 7.

(6)	Subsequent Event — Sirenza Loan Facility

On October 7, 2002, the Company entered into a Loan Agreement with Sirenza Microdevices, Inc. (“Sirenza”) which provides for a $5.3 million senior secured loan

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

facility (the “Loan Facility”). As a condition to the Loan Facility, the Company entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of the Company’s assets.

The Loan Facility is effective for the period October 7, 2002 to September 25, 2003, is secured by substantially all of our assets and has an annual interest rate of 25% on outstanding amounts. Additionally, the Loan Facility is subject to covenants that among other things impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios based on a rolling three-month calculation.

Under the terms of the Loan Facility, Sirenza has provided for funding in two tranches. The first tranche (“Tranche A”) consists of an initial term loan of approximately $1.4 million which was used to repay amounts outstanding under the Credit Facility at Wells Fargo on October 7, 2002. The second tranche (“Tranche B”) consists of additional term loans of up to approximately $3.9 million which may be drawn down in accordance with an agreed schedule. The Company expects to use the proceeds from any advances under Tranche B to fund its working capital requirements.

In the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza, amounts outstanding under the Loan Facility are due in full within five business days. Additionally, the Company must pay a prepayment fee in the amount of $1,000,000 (the “Prepayment Fee”). The Company may voluntarily prepay the Tranche A and Tranche B loans provided that in the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza within 180 days of such prepayment, the Company must pay the Prepayment Fee.

Under the terms of the Loan Facility, at Sirenza’s option, the Tranche A loan is convertible into 19.9% of the Company’s Common Stock on a fully diluted basis at the following times:

•	five business days prior to the maturity date of the Tranche A loan,

•	the date Sirenza receives written notice of the Company’s intent to prepay the Tranche A loan,

•	the date of the commencement of a tender offer by a party other than Sirenza, or

•	the date the Company executes a definitive acquisition agreement with another party.

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

The Company’s ability to draw down amounts under Tranche B is conditioned upon, among other things, the absence of an event of default and its representations and warranties being true and correct at the time of such draw down request. In the event the

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

Company is unable to draw down amounts under Tranche B, the Company may be required to seek additional capital through other sources; however, the Company’s ability is limited by the terms of the Exclusivity Agreement described below. There can be no assurance that the Company would be able to procure adequate funds in such an event. If such funds are not available, the Company may be forced to curtail or suspend its operations.

Pursuant to the terms of the Exclusivity Agreement, the Company has agreed, subject to certain exceptions, not to solicit acquisition proposals from other parties or otherwise negotiate with such parties with respect to an acquisition proposal. Such exclusivity period terminates upon the earlier of March 31, 2003 or the occurrence of certain other events. Under the Exclusivity Agreement, the Company has granted Sirenza a right of first refusal in the event that the Company receives any future offer to acquire it or substantially all of its assets. Such right of first refusal terminates upon the earlier of: the date that Sirenza advises the Company in writing that they are terminating all negotiations with the Company or that they are no longer interested in pursuing a transaction with the Company; such time as the Loan Facility has terminated and no loans remain outstanding thereunder; or such time as they default on their obligations to make loans to the Company pursuant to the Loan Facility.

Sirenza is currently conducting due diligence and the parties are in negotiations regarding a sale of substantially all of the Company’s assets. There can be no assurance that the Company and Sirenza will be successful in reaching a definitive agreement or in closing a transaction.

Subsequent Event — Principle Executive Office Lease Amendment

Effective November 12, 2002, the Company and Five K Investments entered into an agreement to amend the lease for the Principle Executive Office located in Denver, Colorado. The lease amendment provides for early termination of the existing lease as of June 30, 2003 (the “Termination Date”). The original termination date of the lease was August 31, 2013. The Company has agreed to pay a security deposit of $50,000 within one day of execution of the amendment to cover any damages associated with vacating the premises. Additionally the Company has agreed to forfeit the existing security deposit of $81,000 and pay an early termination fee of approximately $594,000 at the Termination Date. In the event that the Company closes a sale of all or substantially all of its assets to Sirenza prior to the Termination Date, the Company shall pay the early termination fee within two business days of closing.

(7)	Litigation, Commitments and Contingencies

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

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

On October 3, 2002, the Company and the class action representatives reached an agreement in principle for the settlement of the litigation and executed a memorandum of understanding (the “MOU”), subject to court approval. The MOU outlines the general terms of the proposed settlement and is intended to be used as a basis for drafting a Stipulation of Settlement. There can be no assurance that the Stipulation of Settlement will be entered into or be approved by the court. The MOU contemplates that the Company will pay $250,000 in cash and issue 2.0 million shares of the Company’s common stock. The number of shares issuable pursuant to the MOU is subject to certain anti-dilution adjustments in the event the Company sells its common stock or securities convertible into its common stock below certain threshold prices. At June 30, 2002, the Company recorded a liability of $1.45 million representing the approximate cost to settle this litigation. Such liability reflects the cash portion of the settlement plus the value of the common stock to be issued in the settlement based on the closing price of the Company’s common stock on the date in which all substantive aspects with respect to the MOU were agreed upon.

The MOU requires the Company to transfer its claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the plaintiffs. However, the Company will retain the claims from the lawsuit filed by the Company. The Company will also assign to the plaintiffs any right it might have to proceeds or other damages from the Directors and Officers insurance policies with Reliance Insurance Company and Agricultural Excess and Surplus Insurance Company.

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. Pursuant to the MOU, the Company will assign to the plaintiffs any right it has to proceeds or other damages from the Directors and Officers insurance policies with AESIC.

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

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. The Company subsequently amended the complaint to add Ms. Joan Sherman and the Kathryn Sherman Trust as defendants. In its lawsuit, the Company seeks to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also seeks to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company seeks to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kathryn Sherman Trust to this action because they may possess assets from Mr. Sherman that Vari-L is entitled to recover.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the Termination and Consulting Agreement. On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland is our President and Chief Executive Officer. Mr. Dutkiewicz is our Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on our Board of Directors and are members of the SLC.

Global Settlement of Private Securities Class Action and Company Action against Former Officers

On October 11, 2002, the Company, the individual defendants in the Private Securities Class Action and the individual defendants in the Company Action against Former Officers attended a global settlement conference. All parties involved reached an agreement in principle for the global settlement of all litigation, which is subject to the execution of definitive documentation. There can be no assurance that the parties will be successful in reaching definitive agreements.

Under the terms of the settlement in principle, the Company shall pay $250,000 in cash to Mr. Kiser. In return, Mr. Kiser agrees to a mutual general release including, but not limited to, releasing the Company from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense. Additionally, the Company has agreed to mutual general releases with Messrs. Sherman, Bailey and Clark, which, among other things, would release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense.

The proposed global settlement also includes an agreement regarding the Company’s claims against J.C. Enterprises, Joan Sherman and the Kaythern Sherman Trust. Under the proposed agreement, the Company, Joan Sherman and the Kaythern Sherman Trust will execute mutual releases relating to the litigation. The Company and J.C. Enterprises

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three months ended September 30, 2002 and 2001

have agreed in principle that the Company will continue to pay the current required rental amount but the lease will be amended to terminate, after sufficient notice, in the event J.C. Enterprises sells the property during the remaining lease term.

Shareholder Derivative Suit

On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in District Court, City and County of Denver against the same officers named in the class action as well as the members of the Company’s Board of Directors at the time. The Company was also named as a nominal defendant. The derivative complaint alleged many of the same facts as in the federal securities class action, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and its shareholders. The action was dismissed without prejudice in April 2001 but an amended complaint was filed by the same plaintiff in September 2001.

On April 4, 2002, the court granted the plaintiff’s motion for a stay of the shareholders derivative action against certain of the Company’s former officers and directors pending the results of the investigation by the Company’s Special Litigation Committee of the claims raised in that action. On June 28, 2002, the Company filed a motion to dismiss or in the alternative a motion for summary judgment based on the findings of the Special Litigation Committee, which recommended dismissal of the action without prejudice. On August 21, 2002, the court granted the Company’s motion and dismissed the amended action without prejudice. On September 24, 2002, the plaintiff filed a notice of appeal with the Colorado Court of Appeals. On October 24, 2002, the plaintiff notified the Company’s counsel that he would withdraw the appeal. On November 12, 2002, the parties filed a stipulation withdrawing the appeal.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. The Company has not been served with the complaint. The Company has been advised that a license may be available under the patent, and the Company and its counsel are investigating Anaren's allegations.

VARI-L COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. For example, our future results could be affected by the overall market for various types of wireless communications products, the success of the specific products into which our products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of our internal projections as to the demand for certain types of technological innovation, competitors’ products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, the ultimate outcome of pending and threatened litigation and regulatory action as well as those factors discussed in our Form 10-K for the year ended June 30, 2002. It is also important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our company should place undue reliance on any forward-looking statement in this report.

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

Inventory Valuation

We value our inventories at the lower of cost or market on a part-by-part basis. Additionally, we make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand within a specified time horizon, generally twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual forecast is less than our demand forecast, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

Commitments and Contingencies

We are party to legal proceedings and claims, as well as various other commitments and contingencies. We have recorded a liability if it is (1) probable that an obligation has been incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation can be reasonably estimated.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Sales

Net sales for the three months ended September 30, 2002 decreased 29.8% to $4.0 million compared with $5.7 million for the three months ended September 30, 2001. This decline is primarily due to a decrease in demand for the quantity of commercial signal source products consistent with the slowdown in the wireless telecommunications industry. Revenue from commercial signal source products was $2.9 million for the three months ended September 30, 2002, a 32.6% decrease from $4.3 million for the three months ended September 30, 2001.

Revenue from all other products was $1.1 million for the three months ended September 30, 2002, an 21.4% decrease from $1.4 million for the three months ended September 30, 2001. Revenue from all other products for the three months ended September 30, 2001 included fees earned from contract termination of approximately $161,000.

Gross Profit

Gross profit for the three months ended September 30, 2002 decreased 57.0% to $922,000, or 23.2% of net sales, compared with $2.1 million, or 37.8% of net sales, for the three months ended September 30, 2001. The gross profit percent in any period can be affected significantly by volume.

Fixed manufacturing overhead adversely affects gross profit at lower sales volumes. Accordingly for the three months ended September 30, 2002, the reduced sales volume combined with fixed manufacturing overhead levels comparable to prior periods had the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory. Included in cost of goods sold for the three months ended September 30, 2002 and 2001 is a charge of $123,000 and $56,000, respectively, for excess and obsolete inventory.

Selling Expenses

Selling expenses for the three months ended September 30, 2002 increased 2.8% to $672,000, or 16.9% of net sales, compared with $654,000, or 11.5% of net sales, for the three months ended September 30, 2001. The dollar increase in selling expenses was attributable to an increase in salaries paid to certain new members of our sales management team offset by lower commissions paid to manufacturer’s representatives as a result of reduced sales volume.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2002 decreased 17.0% to $1.6 million, or 39.2% of net sales, compared with $1.9 million, or 33.1% of net sales, for the three months ended September 30, 2001. The dollar decrease was primarily attributable to reduced spending on independent contractors for accounting and information technology services.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2002 increased 34.6% to $817,000, or 20.5% of net sales, compared with $607,000 or 10.7% of net sales, for the three months ended September 30, 2001. The dollar increase was primarily attributable to higher salaries and benefits due to an increase in headcount and increase in consumption of materials used in the development of new products.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

Expenses relating to the accounting restatements and related legal matters, net of recoveries for the three months ended September 30, 2002 and 2001 were $32,000 and $85,000, respectively. These expenses include the cost of external counsel for services provided in connection with shareholder lawsuits, the Securities and Exchange Commission (SEC) investigation, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 we effectively settled the Private Securities Class Action, the Shareholder Derivative Suit and the Company Action against Former Officers as discussed in Part II, Item I, “Legal Proceedings.” During the quarter ended September 30, 2002, we recorded $68,000 of expenses related to fees charged by the independent counsel to the Special Litigation Committee and $250,000 representing amounts payable to Mr. Kiser to settle the Company Action against Former Officers. As a result of the proposed global settlement, we reversed $83,000 of previously recorded liabilities representing legal fees incurred by former officers. Additionally, we recognized the benefit of reversing approximately $203,000 of previously recorded liabilities representing the present value of post-employment health care obligations and a one time separation bonus, related to the Company Action against Former Officers as discussed in Part II, Item I, “Legal Proceedings.”

Other Income (Expense)

Other income (expense), net, increased 151.2% to $162,000 for the three months ended September 30, 2002 compared with $41,000 for the three months ended September 30, 2001. The increase was primarily attributable to expensing $59,000 of deferred debt issuance costs related to the Wells Fargo Credit Facility and the $44,000 loss on disposal of certain non-income producing assets.

Net Loss and Loss per Share

We believe that the disclosure of as adjusted net loss and loss per share, calculated based on criteria determined by management, provides useful information regarding our operations and excludes the impact of stock compensation, which is a non-cash charge and expenses relating to accounting restatements and related legal matters (which management believes are not indicative of normal operating expenses, but will continue until the litigation is resolved.) As adjusted financial information should not be considered a substitute for operating loss or cash flow from operations determined in accordance with generally accepted accounting principles.

The following table reconciles the reported net loss to as adjusted net loss and loss per share for the three months ended September 30, 2002 and 2001:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2002	2001

Net loss, as reported	$(2,321,000)	$(1,120,000)
Stock compensation	8,000	13,000
Expenses related to accounting restatements and related legal matters, net of recoveries	32,000	85,000

As adjusted net loss, as reported	$(2,281,000)	$(1,022,000)

Loss per share, as reported — basic and diluted	(0.32)	(0.16)

As adjusted loss per share — basic and diluted	$(0.31)	$(0.14)

Liquidity and Capital Resources

As of September 30, 2002, working capital was $429,000 including cash and cash equivalents of $196,000. Operations consumed $600,000 of cash primarily attributable to the net loss incurred during the quarter ended September 30, 2002 offset by the reduction of accounts receivable through collections and lower sales volumes.

Cash provided by investing activities was primarily attributable to net borrowings against certain whole life insurance policies owned by the Company offset by capital expenditures of $90,000. Our capital expenditures are focused on information technology e-commerce initiatives and purchasing certain production equipment rather than leasing.

Cash provided by financing activities was primarily attributable to financing our Directors and Officers insurance premiums. We reduced amounts outstanding under the Wells Fargo Credit Facility by $130,000 during the quarter ended September 30, 2002.

Wells Fargo Credit Facility

On June 28, 2001, we entered into a credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) (“the Credit Facility”), consisting of, among other things, a revolving loan (“Revolving Loan”) and a term loan (“Term Loan”). During fiscal 2002, we negotiated two amendments to avoid potential default under the Credit Facility due to the continuing softness of demand of our products and the general state of the wireless industry.

In late May 2002, we determined that we were not in compliance with our minimum tangible net worth covenant of the Credit Facility, which constitutes an event of default. In early July 2002, we received notice from Wells Fargo confirming that an event of default had occurred. Accordingly, the amounts outstanding as of September 30, 2002 and June 30, 2002 have been classified as current. A default interest rate of 3% over the floating rate was charged against amounts outstanding under the loan agreement. No other default remedies were sought by the lender.

On September 26, 2002, we entered into a forbearance agreement with Wells Fargo for the period from September 26, 2002 to November 15, 2002. The forbearance agreement allowed us to borrow amounts on our Revolving Loan up to the lesser of the amount available under a borrowing base formula or $2,500,000. The Credit Facility was secured by substantially all of our accounts receivable, inventories, intellectual property and equipment. The forbearance agreement also imposed certain financial covenants along with limitations on capital expenditures and investments, and restricted certain payments and distributions.

At September 30, 2002, the interest rates on the Revolving Loan and the Term Loan were 8.75% and 10.25%, respectively. We had additional borrowing availability of $1.2 million under the Revolving Loan.

As described below, initial proceeds from the Sirenza Loan Facility were used to pay amounts outstanding to Wells Fargo on October 7, 2002 and the Credit Facility was terminated.

Sirenza Loan Facility

On October 7, 2002, we entered into a Loan Agreement with Sirenza Microdevices, Inc. (“Sirenza”) which provides for a $5.3 million senior secured loan facility (the “Loan Facility”). As a condition to the Loan Facility, we entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of our assets.

The Loan Facility is effective for the period October 7, 2002 to September 25, 2003, is secured by substantially all of our assets and has an annual interest rate of 25% on outstanding amounts. Additionally, the Loan Facility is subject to covenants that among other things impose limitations on capital expenditures and investments, restrict certain payments and distributions and require us to maintain certain financial ratios based on a rolling three-month calculation.

Under the terms of the Loan Facility, Sirenza has provided for funding in two tranches. The first tranche (“Tranche A”) consists of an initial term loan of approximately $1.4 million which was used to repay amounts outstanding under the Credit Facility at Wells Fargo on October 7, 2002. The second tranche (“Tranche B”) consists of additional term loans of up to approximately $3.9 million which may be drawn down in accordance with an agreed schedule. We expect to use the proceeds from any advances under Tranche B to fund our working capital requirements.

In the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza, amounts outstanding under the Loan Facility are due in full within five business days. Additionally, we must pay a prepayment fee in the amount of $1,000,000 (the “Prepayment Fee”). Under the terms of the Loan Facility, we may voluntarily prepay the Tranche A and Tranche B loans provided that in the event of a change of control or execution of a definitive acquisition agreement with any party other than Sirenza within 180 days of such prepayment, we must pay the Prepayment Fee.

Additionally under the terms of the Loan Facility, at Sirenza’s option, the Tranche A loan is convertible into 19.9% of our Common Stock on a fully diluted basis at the following times:

•	five business days prior to the maturity date of the Tranche A loan,

•	the date Sirenza receives written notice of our intent to prepay the Tranche A loan,

•	the date of the commencement of a tender offer by a party other than Sirenza, or

•	the date we execute a definitive acquisition agreement with another party.

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

Our ability to draw down amounts under Tranche B is conditioned upon, among other things, the absence of an event of default and our representations and warranties being true and correct at the time of such draw down request. In the event we are unable to draw down amounts under Tranche B, we may be required to seek additional capital through other sources; however, our ability is limited by the terms of the Exclusivity Agreement described below. There can be no assurance that we would be able to procure adequate funds in such an event. If such funds are not available, we may be forced to curtail or suspend our operations.

Pursuant to the terms of the Exclusivity Agreement, we have agreed, subject to certain exceptions, not to solicit acquisition proposals from other parties or otherwise negotiate with such parties with respect to an acquisition proposal. Such exclusivity period terminates upon the earlier of March 31, 2003 or the occurrence of certain other events. Under the Exclusivity Agreement, we have granted Sirenza a right of first refusal in the event that we receive any future offer to acquire us or substantially all of our assets. Such right of first refusal terminates upon the earlier of: the date that Sirenza advises us in writing that they are terminating all negotiations with us or that they are no longer interested in pursuing a transaction with us; such time as the

Loan Facility has terminated and no loans remain outstanding thereunder; or such time as they default on their obligations to make loans to us pursuant to the Loan Facility.

Sirenza is currently conducting due diligence and the parties are in negotiations regarding a sale of substantially all of our assets. There can be no assurance that we will be successful in reaching a definitive agreement or in closing a transaction.

Other

We own various term life and whole life insurance policies in which certain former officers are named as the insured. Under these policies, we are entitled to 100% of the net death benefits. As of September 30, 2002, the aggregate death benefits receivable under these policies was approximately $6.2 million. During July 2002, we borrowed approximately $259,000 against the whole life insurance policies. We have not recorded any gain contingency associated with the aggregate death benefits receivable, however in the event of death, the net death benefit could be material to our financial condition, results of operations and liquidity.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of September 30, 2002, we had notes payable outstanding of $1.4 million under our Term Loan at an interest rate of 10.25%. No amounts were outstanding under our Revolving Loan. Additionally, in connection with the acquisition of certain assets of Asvan Technology, LLC, we had $117,000 outstanding on a two-year promissory note at an interest rate of 10.00%. We estimate that a 1.03% upward movement in interest rates would have impacted our results of operations by less than $7,000 for the quarter ended September 30, 2002.

As described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, during October 2002, the Company entered into a Loan Agreement with Sirenza Microdevices, Inc. which provides for a $5.3 million senior secured loan facility (the “Loan Facility”) at an annual interest rate of 25% on outstanding amounts. Proceeds from the Loan Facility were used to pay all amounts outstanding under the Wells Fargo Credit Facility and the two-year promissory note payable to Asvan Technology, LLC.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Charles R. Bland (the Company’s President and Chief Executive Officer) and Richard P. Dutkiewicz (the Company’s Vice President of Finance and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Messrs. Bland and Dutkiewicz concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

VARI-L COMPANY, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The following should be read in conjunction with Note 7 to the financial statements.

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

On October 3, 2002, the Company and the class action representatives reached an agreement in principle for the settlement of the litigation and executed a memorandum of understanding (the “MOU”), subject to court approval. The MOU outlines the general terms of the proposed settlement and is intended to be used as a basis for drafting a Stipulation of Settlement. There can be no assurance that the Stipulation of Settlement will be entered into or be approved by the court.

The MOU contemplates that the Company will pay $250,000 in cash and issue 2.0 million shares of the Company’s common stock. The number of shares issuable pursuant to the MOU is subject to certain anti-dilution adjustments in the event the Company sells its common stock or securities convertible into its common stock below certain threshold prices. At June 30, 2002, the Company recorded a liability of $1.45 million representing the approximate cost to settle this litigation. Such liability reflects the cash portion of the settlement plus the value of the common stock to be issued in the settlement based on the closing price of the Company’s common stock on the date in which all substantive aspects with respect to the MOU were agreed upon.

The MOU requires the Company to transfer its claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the plaintiffs. However, the Company will retain the claims from the lawsuit filed by the Company. The Company will also assign to the plaintiffs any right it might have to proceeds or other damages from the Directors and Officers insurance policies with Reliance Insurance Company and Agricultural Excess and Surplus Insurance Company.

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. Pursuant to the MOU, the Company will assign to the plaintiffs any right it has to proceeds or other damages from the Directors and Officers insurance policies with AESIC.

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

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. The Company subsequently amended the complaint to add Ms. Joan Sherman and the Kathryn Sherman Trust as defendants. In its lawsuit, the Company seeks to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also seeks to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company seeks to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kathryn Sherman Trust to this action because they may possess assets from Mr. Sherman that Vari-L is entitled to recover.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the Termination and Consulting Agreement. On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland is our President and Chief Executive Officer. Mr. Dutkiewicz is our Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on our Board of Directors and are members of the SLC.

Global Settlement of Private Securities Class Action and Company Action against Former Officers

On October 11, 2002, the Company, the individual defendants in the Private Securities Class Action and the individual defendants in the Company Action against Former Officers attended a global settlement conference. All parties involved reached an agreement in principle for the global settlement of all litigation, which is subject to the execution of definitive documentation. There can be no assurance that the parties will be successful in reaching definitive agreements.

Under the terms of the settlement in principle, the Company shall pay $250,000 in cash to Mr. Kiser. In return, Mr. Kiser agrees to a mutual general release including, but not limited to, releasing the Company from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense. Additionally, the Company has agreed to mutual general releases with Messrs. Sherman, Bailey and Clark, which, among other things, would release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense.

The proposed global settlement also includes an agreement regarding the Company’s claims against J.C. Enterprises, Joan Sherman and the Kaythern Sherman Trust. Under the proposed settlement, the Company, Joan Sherman and the Kaythern Sherman Trust will execute mutual releases relating to the litigation. The Company and J.C. Enterprises have agreed in principle that the Company will continue to pay the current required rental amount but the lease will be amended to terminate, after sufficient notice, in the event J.C. Enterprises sells the property during the remaining lease term.

Shareholder Derivative Suit

On August 4, 2000, a shareholder derivative action was filed, purportedly on behalf of the Company, in District Court, City and County of Denver against the same officers named in the class action as well as the members of the Company’s Board of Directors at the time. The Company was also named as a nominal defendant. The derivative complaint alleged many of the same facts as in the federal securities class action, claiming that those facts demonstrate that the individual defendants breached their fiduciary duties to the Company and its shareholders. The action was dismissed without prejudice in April 2001 but an amended complaint was filed by the same plaintiff in September 2001.

On April 4, 2002, the court granted the plaintiff’s motion for a stay of the shareholders derivative action against certain of the Company’s former officers and directors pending the results of the investigation by the Company’s Special Litigation Committee of the claims raised in that action. On June 28, 2002, the Company filed a motion to dismiss or in the alternative a motion for summary judgment based on the findings of the Special Litigation Committee, which recommended dismissal of the action without prejudice. On August 21, 2002, the court granted the Company’s motion and dismissed the amended action without prejudice. On September 24, 2002, the plaintiff filed a notice of appeal with the Colorado Court of Appeals. On October 24, 2002, the plaintiff notified the Company’s counsel that he would withdraw the appeal. On November 12, 2002, the parties filed a stipulation withdrawing the appeal.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. The Company has not been served with the complaint. The Company has been advised that a license may be available under the patent, and the Company and its counsel are investigating Anaren's allegations.

Item 2. Changes in Securities and Use of Proceeds

Stock Grant Plan. During the quarter ended September 30, 2002, we issued 900 shares of our common stock with a fair market value of less than $1,000 to non-management members of our Board of Directors under our Stock Grant Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Stock Grant Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Employee Stock Purchase Plan. During the quarter ended September 30, 2002, we sold 83,473 shares of our common stock for a weighted average price of $0.85 per shares to employees pursuant to our Employee Stock Purchase Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Employee Stock Purchase Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc., and Five K Investments amending that certain lease agreement dated as of March 12, 1997 by and between Vari-L Corporation, Inc. and Five K Investments.

(b)	Reports on Form 8-K

A report on Form 8-K dated July 8, 2002 under Item 5 was filed with the Commission on July 8, 2002 and a report on Form 8-K dated July 9, 2002 under Item 5 was filed with the Commission on July 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-L COMPANY, INC

Date: November 14, 2002	By:	/s/ Charles R. Bland

Charles R. Bland President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Charles R. Bland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vari-L Company, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles R. Bland

Charles R. Bland, President and Chief Executive Officer

CERTIFICATIONS

I, Richard P. Dutkiewicz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vari-L Company, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz, Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12, 1997 by and between Vari-L Corporation, Inc. and Five K Investments.