Form 10-Q
period 2002-12-31
VARI L CO INC
filed 2003-02-13
CIK 917173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2002	Commission File No. 0-23866

VARI-L COMPANY, INC.

(Exact name of Registrant as specified in its charter.)

Colorado	06-0679347

(State of Incorporation)	(I.R.S. Employer identification No.)

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

Yes ☒                        No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

     The number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2003:

Class of Securities	Outstanding Securities

$0.01 par value	7,252,093 shares
Common shares

VARI-L COMPANY, INC.

December 31, 2002

VARI-L COMPANY, INC.

Balance Sheets

(in thousands of dollars, except share and per share data)

	December 31,	June 30,
Assets	2002	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$138	553
Trade accounts receivable, less allowance for doubtful accounts of $55 and $132, respectively	2,192	2,589
Inventories	2,432	2,491
Prepaid expenses and other current assets	269	617

Total current assets	5,031	6,250

Property and equipment:
Machinery and equipment	12,116	12,263
Furniture and fixtures	833	839
Leasehold improvements	1,504	1,509

	14,453	14,611
Less accumulated depreciation and amortization	8,979	8,211

Net property and equipment	5,474	6,400
Intangible and other assets, net of accumulated amortization	410	744

Total assets	$10,915	13,394

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,738	1,392
Accrued compensation	585	756
Other accrued expenses	1,180	492
Notes payable and current installments of long-term obligations	3,505	1,611

Total current liabilities	7,008	4,251
Long-term obligations	—	55
Other liabilities	27	149

Total liabilities	7,035	4,455

Settlement obligation to issue 2,000,000 shares of common stock	1,200	1,200
Stockholders’ equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized; 7,164,792 and 7,179,832 shares issued and outstanding, respectively	72	72
Additional paid-in capital	36,941	36,945
Unamortized stock compensation cost	(14)	(31)
Accumulated deficit	(34,319)	(29,247)

Total stockholders’ equity	2,680	7,739

Commitments and contingencies
Total liabilities and stockholders’ equity	$10,915	13,394

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Operations

(in thousands of dollars, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

	(unaudited)	(unaudited)
Net sales	$4,309	5,607
Cost of goods sold	3,068	3,220

Gross profit	1,241	2,387

Operating expenses:
Selling	688	628
General and administrative	1,461	1,501
Research and development	751	701
Expenses related to workforce reductions and the proposed transaction with Sirenza	828	101
Expenses relating to accounting restatements and related legal matters, net of recoveries	(2)	(51)

Total operating expenses	3,726	2,880

Operating loss	(2,485)	(493)
Other income (expense):
Interest income	1	11
Interest expense	(263)	(48)
Other, net	(4)	2

Total other income (expense)	(266)	(35)

Net loss	$(2,751)	(528)

Loss per share, basic and diluted	$(0.38)	(0.07)

Weighted average shares outstanding, basic and diluted	7,244,357	7,128,503

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Operations

(in thousands of dollars, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

	(unaudited)	(unaudited)
Net sales	$8,291	11,283
Cost of goods sold	6,128	6,750

Gross profit	2,163	4,533

Operating expenses:
Selling	1,360	1,282
General and administrative	2,973	3,380
Research and development	1,568	1,308
Expenses related to workforce reductions and the proposed transaction with Sirenza	876	101
Expenses relating to accounting restatements and related legal matters, net of recoveries	30	34

Total operating expenses	6,807	6,105

Operating loss	(4,644)	(1,572)
Other income (expense):
Interest income	9	29
Interest expense	(385)	(98)
Other, net	(52)	(7)

Total other income (expense)	(428)	(76)

Net loss	$(5,072)	(1,648)

Loss per share, basic and diluted	$(0.70)	(0.23)

Weighted average shares outstanding, basic and diluted	7,252,008	7,125,980

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statement of Stockholders’ Equity

For the Six Months Ended December 31, 2002 (unaudited)

(in thousands of dollars, except share data)

				Unamortized
	Common stock		Additional	stock		Total
			paid-in	compensation	Accumulated	stockholders'
	Shares	Amount	capital	cost	deficit	equity

Balance June 30, 2002	7,179,832	$72	36,945	(31)	(29,247)	7,739
Common stock issued under employee stock purchase plan	83,473	1	70	—	—	71
Common stock issued under stock award plan	1,800	*	1	—	—	1
Common stock surrendered and retired	(100,813)	(1)	(75)	—	—	(76)
Common stock exercised under stock option plan	500	—	*	—	—	—
Amortization of stock compensation cost	—	—	—	17	—	17
Net loss	—	—	—	—	(5,072)	(5,072)

Balance December 31, 2002	7,164,792	$72	36,941	(14)	(34,319)	2,680

*	amount is less than $1000.00

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Statements of Cash Flows

(in thousands of dollars)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

	(unaudited)	(unaudited)
Net loss	$(5,072)	(1,648)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,034	1,020
Loss on disposal of assets	53	7
Common stock issued under stock award plans	1	1
Common stock surrendered and retired	(76)	—
Amortization of stock compensation	17	27
Write-off of debt issue costs	59	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	397	1,354
Inventories, net	59	828
Prepaid expenses and other current assets	348	133
Trade accounts payable	346	(745)
Accrued compensation	(320)	(564)
Other accrued expenses and liabilities	715	(167)

Total adjustments	2,633	1,894

Cash provided by (used in) operating activities	(2,439)	246

Cash flows from investing activities:
Purchases of property and equipment	(127)	(442)
Proceeds from sale of equipment	23	59
Net proceeds (investment) from cash surrender value of whole life insurance	266	(17)
Decrease (increase) in other assets	(48)	(18)

Cash provided by (used in) investing activities	114	(418)

Cash flows from financing activities:
Proceeds from notes payable	3,869	6,899
Payments of notes payable	(379)	(7,374)
Proceeds from long-term obligations	—	308
Payments of long-term obligations	(1,651)	(142)
Proceeds from common stock issued under stock purchase plan	71	48

Cash provided by (used in) financing activities	1,910	(261)

Decrease in cash and cash equivalents	(415)	(433)
Cash and cash equivalents at beginning of period	553	2,013

Cash and cash equivalents at end of period	$138	1,580

Supplemental disclosure of cash flow information:
Cash paid for interest	$166	85

Cash paid for income taxes	$—	—

See accompanying notes to financial statements.

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

(1)	Basis of Presentation and Liquidity

The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2002, which is derived from the Company’s audited financial statements). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2002. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of operating results that can be expected for the full year.

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

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Based upon the Company’s operating results for the three month period ended December 31, 2002, the Company is in default of the Net Operating Loss covenant of the Loan Facility with Sirenza Microdevices, Inc. (“Sirenza”). The net operating loss covenant is defined as net operating loss excluding costs such as restructuring, severance benefits, extraordinary non-cash charges and legal and accounting fees incurred in connection with the proposed transaction with Sirenza. The covenant requires that the Company’s cumulative net operating loss not exceed a specified amount in any rolling three-month period; the maximum permitted operating loss for the three month period ended December 31, 2002 was $1,585,000. During the three month period ended December 31, 2002, the Company’s net operating loss for such period as defined in the Loan Facility was $1,656,000. Under the terms of the Loan Facility with Sirenza, the default interest rate increased 5 percentage points from 25% to 30% effective January 1, 2003. Furthermore, Sirenza has the right to declare all amounts due on the loan immediately due and payable. At this time Sirenza has not taken any action to accelerate the loan, but has reserved the right to do so.

If Sirenza were to elect to declare the loan due and payable in full, the Company would most likely be required to file for bankruptcy protection and would be unable to consummate the asset sale to Sirenza contemplated by the Asset Purchase Agreement dated December 2, 2002. Filing for bankruptcy protection could have a material adverse effect on the Company’s relationships with its customers, suppliers and employees.

As of February 12, 2003, the Company and Sirenza are continuing to work toward the closing of the Asset Purchase Agreement.

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

(2)	Inventories

Inventories consist of the following (in thousands of dollars):

	December 31,	June 30,
	2002	2002

Finished goods	$1,070	1,083
Work-in-process	520	394
Raw materials	2,339	3,536

	3,929	5,013
Less allowances for excess and obsolete inventories	(1,497)	(2,522)

Net inventories	$2,432	2,491

(3)	Notes Payable and Long-term Obligations

Notes payable and long-term obligations consist of the following (in thousands of dollars):

	December 31,	June 30,
	2002	2002

Notes payable under Wells Fargo Credit Facility
Term Loan	$—	1,498
Notes payable under Sirenza Loan Facility:
Tranche A	1,354	—
Tranche B	2,064	—
Promissory notes	72	139
Capital lease obligations	15	29

	3,505	1,666
Less current installments	3,505	1,611

Long-term obligations	$—	55

On October 7, 2002, the Company entered into a loan agreement with Sirenza which provides for a $5.3 million senior secured loan facility (the “Loan Facility”). As a condition to the Loan Facility, the Company entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of the Company’s assets.

The Loan Facility matures on September 25, 2003, is secured by substantially all of the Company’s assets and has an annual interest rate of 25% on outstanding amounts. Additionally, the Loan Facility is subject to covenants that among other things impose limitations on capital expenditures and investments, restrict certain payments and

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

distributions and require the Company to maintain certain financial ratios based on a rolling three-month calculation.

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

The Company’s ability to draw down amounts under Tranche B is conditioned upon, among other things, the absence of an event of default and its representations and warranties being true and correct at the time of such draw down request. Based upon the Company’s operating results for the three month period ended December 31, 2002, the Company is in default of the Net Operating Loss covenant of the Loan Facility with Sirenza. The net operating loss covenant is defined as net operating loss excluding costs such as restructuring, severance benefits, extraordinary non-cash charges and legal and accounting fees incurred in connection with the proposed transaction with Sirenza. The covenant requires that the Company’s cumulative net operating loss not exceed a specified amount in any rolling three-month period; the maximum permitted operating loss for the three month period ended December 31, 2002 was $1,585,000. During the three month period ended December 31, 2002, the Company’s net operating loss for such period as defined in the Loan Facility was $1,656,000. Under the terms of the Loan Facility, the default interest rate increased 5 percentage points from 25% to 30% effective January 1, 2003. Furthermore, Sirenza has the right to declare all amounts due on the loan immediately due and payable. At this time Sirenza has not taken any action to accelerate the loan, but has reserved the right to do so.

During January and February 2003, Sirenza advanced an additional $1.0 million under the Loan Facility. As of February 12, 2003, the Company had aggregate borrowings of $4.5 million under the Sirenza Loan Facility and $854,000 in borrowing availability. In the event the Company is unable to draw down future amounts under Tranche B, the Company may be required to seek additional capital through other sources; however, the Company’s ability is limited by the terms of the Exclusivity Agreement described below. There can be no assurance that the Company would be able to procure adequate funds in such an event. If such funds are not available, the Company may be forced to curtail or suspend its operations.

If Sirenza were to elect to declare the loan due and payable in full, the Company would most likely be required to file for bankruptcy protection and would be unable to consummate the asset sale to Sirenza contemplated by the Asset Purchase Agreement dated December 2, 2002. Filing for bankruptcy protection could have a material adverse effect on the Company’s relationships with its customers, suppliers and employees.

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

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

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

A valuation allowance was provided for the income tax benefit of the net operating losses incurred during the three and six months ended December 31, 2002 and 2001.

(5)	Stockholders’ Equity

On April 25, 2002, the Company filed a Tender Offer (the “Offer”) with the Securities and Exchange Commission which offered employees the right to exchange all outstanding options to purchase shares of Company common stock with an exercise price equal to $34.50 per share for replacement options to be granted no earlier than six months and one day from the expiration of the Offer at an exercise price equal to no less than the fair market value of the common stock on that date. Under the terms and subject to the conditions set forth in the Offer, 180,579 options were surrendered by eligible employees and cancelled on May 23, 2002. On November 25, 2002, the Company issued replacement

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

options to purchase an aggregate of up to 160,079 shares of common stock at an exercise price of $0.25 per share in exchange for the options surrendered pursuant to the Offer.

As a result of the signing of the definitive Asset Purchase Agreement with Sirenza as described in Note 10 and in accordance with the Company’s Tandem Stock Option and Stock Appreciation Rights Plan (the “Plan”), all options outstanding under the Plan became immediately exercisable on December 2, 2002.

Pursuant to the Company Tandem Stock Option and Stock Appreciation Rights Plan, during the three months ended December 31, 2002, the Company had one employee exercise his right to purchase 500 shares of the Company’s common stock at an exercise price of $0.25 per share.

As further discussed in Note 11, the Company signed a mutual general release with David Sherman, which among other things, releases the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorney’s fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman transferred 100,813 shares of the Company’s common stock to the Company and the Company agreed to repay Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. Mr. Sherman and Carolyn Kiser are former officers of the Company. On the date of execution of the mutual general release, the fair market value of the shares was approximately $76,000. On December 31, 2002, the Board of Directors authorized the retirement of the transferred shares.

(6)	Expenses Related to Workforce Reductions and the Proposed Transaction with Sirenza

As a result of the continuing weakness in the wireless industry and the impact it has had upon the Company’s revenues, the Company has had to reduce its workforce and incur severance expenses. Additionally, the Company has incurred certain transaction costs in connection with the proposed transaction with Sirenza as discussed in Note 10. Such costs are defined under the Loan Facility with Sirenza and include restructuring, severance benefits, legal and accounting fees and other related costs incurred. Expenses related to workforce reductions and the proposed transaction with Sirenza for the six months ended December 31, 2002 were as follows:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Legal fees	$413,000	$—
Severance expense	393,000	101,000
Other related costs	70,000	—

Total	$876,000	$101,000

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

The Company will continue to incur costs related to workforce reductions and the proposed transaction with Sirenza until the closing of the transaction with Sirenza which is expected to occur during the second quarter of calendar 2003. However, the closing of the transaction with Sirenza is subject to the satisfaction or waiver of the closing conditions contained in the asset purchase agreement, many of which are outside of the Company’s control. Such conditions include the court’s approval of the stipulation of settlement regarding the Company’s private securities class action lawsuit as described in Note 11. The settlement of the private securities class action lawsuit is subject to several conditions and uncertainties and the Company cannot predict the exact date upon which the court might approve the stipulation of settlement, if at all.

(7)	Expenses of Accounting Restatements, Shareholder Litigation and Related Matters

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation as further described in Note 11. On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado. On January 29, 2003, the United States District Court for the District of Colorado issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”) as described more fully in Note 11. While the Company believes that final approval of Stipulation and the dismissal of the actions are probable, there can be no assurance that the court will approve the Stipulation and dismiss the actions.

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

Expenses relating to accounting restatements and related legal matters, net of recoveries, for the six months ended December 31, 2002, were as follows:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$147,000	$151,000
Adjustment of previously recorded estimates of $286,000 (representing legal fees incurred by former officers, the present value of post-employment health care obligations and a one time separation bonus payable to Mr Kiser) to $245,000 reflecting the settlement agreements	(41,000)	—
Adjustment of previously recorded estimates of $117,000 (representing net employment obligations payable to Mr Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117,000)
Mr. Sherman’s transfer of 100,813 shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr. Sherman and the Company executed a mutual general release	(76,000)	—

Total	$30,000	$34,000

(8)	Net Loss Per Share

The Company computes net loss per share by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding during the period, if dilutive. Potential Common Stock equivalents include incremental shares of Common Stock issuable upon the exercise of stock options. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(2,971)	$(528)	$(5,292)	$(1,648)

Weighted average common shares outstanding	7,244	7,129	7,252	7,126

Basic and diluted net loss per share	$(0.41)	$(0.07)	$(0.73)	$(0.23)

(9)	Principal Executive Office Lease Amendment

On November 12, 2002, the Company negotiated the right to terminate the lease for its principal executive office located in Denver, Colorado on June 30, 2003 (the “Termination Date”) for a payment of $594,000 and forfeiture of an existing security deposit of $81,000. The original termination date of the lease is August 31, 2013. In consideration of the option to terminate the lease early, the Company paid an additional security deposit of $50,000 to cover any damages associated with vacating the premises. In the event that the Company closes a sale of all or substantially all of its assets to Sirenza prior to the Termination Date, the Company would exercise its right to terminate the lease and pay the early termination fee within two business days of closing. The total costs to terminate the lease including leasehold improvements that would be written off should this event occur are $879,000.

(10)	Definitive Asset Purchase Agreement with Sirenza Microdevices, Inc.

On December 2, 2002, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of its assets to Sirenza. Under the terms of the Asset Purchase Agreement, Sirenza will forgive $1.4 million in secured loans. Additionally, Sirenza will pay the Company approximately $13.6 million in cash and common stock consideration to be decreased by the amount of any indebtedness in excess of $1.4 million owed to Sirenza as of the closing date of the asset sale pursuant to the existing Sirenza Loan Facility as described in Note 3. The consideration to be received will be further increased or decreased by the amount of the net asset adjustment as described below. Forty-five percent of the net amount of consideration described above will be paid to the Company in cash and the remaining fifty-five percent will be paid in shares of Sirenza common stock, which will be valued for such purpose at $1.44 per share (the 15-day trailing average closing price of Sirenza’s common stock as quoted on the Nasdaq National Market as of the execution date of the Asset Purchase Agreement).

Pursuant to the Asset Purchase Agreement, the Company and Sirenza designated as either “included” or “excluded” each of the assets and liabilities of the Company as listed on its balance sheet at September 30, 2002, which is referred to as the reference balance sheet. By subtracting the total included liabilities on the reference balance sheet from the total

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

included assets on the reference balance sheet, Sirenza and the Company agreed upon a beginning net asset balance of $8,447,000. Prior to the closing of the asset purchase, the Company will prepare a new balance sheet, which is referred to as the preliminary closing balance sheet, as of the month end immediately preceding the closing, on a basis consistent with that of the reference balance sheet. To the extent that the net asset balance listed on the preliminary closing balance sheet exceeds $8,447,000, the proceeds of the asset sale to the Company will be increased on a dollar-for-dollar basis. To the extent that the net asset balance listed on the preliminary closing balance sheet is less than $8,447,000, the proceeds of the asset sale to the Company will be decreased on a dollar-for-dollar basis. Within fifteen business days following the closing, the Company shall prepare another balance sheet as of the closing date, which shall be prepared on a basis consistent with that of the reference balance sheet, and which is referred to as the closing balance sheet. To the extent that the net asset balance listed on the closing balance sheet exceeds the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to the Company will be increased on a dollar-for-dollar basis. To the extent that the net asset balance listed on the closing balance sheet is less than the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to the Company will be decreased on a dollar-for-dollar basis.

As of February 12, 2003, the Company and Sirenza are continuing to work toward the closing of the Asset Purchase Agreement.

(11)	Litigation, Commitments and Contingencies

Securities and Exchange Commission Investigation

In December 1999, the Company learned that the SEC was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors or employees. The SEC’s investigation was focused primarily on the Company’s financial reporting and accounting practices and procedures during the fiscal years 1996 through 1999.

In September 2001, the Company agreed to a settlement with the SEC under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Exchange Act. On November 9, 2001, the Company’s settlement with the SEC was approved by the United States District Court for the District of Colorado pursuant to its judgment order Final Judgment as to Vari-L, Civil Action No. 01-WM-1903, Securities and Exchange Commission v. Vari-L, David G. Sherman, Jon L. Clark and Sarah E. Hume, United States District Court, District of Colorado.

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

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

On November 21, 2001, the Company filed a motion to dismiss all claims against the Company in the consolidated private securities class action, Rasner v. Vari-L Company, Inc., Civil Action No. 00-S-1181. The Company’s motion argued that the amended consolidated complaint alleges wrongdoing by former corporate employees in furtherance of their personal interests, as opposed to corporate interest, which does not state a claim for securities fraud against the Company. The class action representatives filed their response to the Company’s motion to dismiss and the Company filed a reply to that response but the court had not yet ruled on that motion.

On October 3, 2002, the Company and the class action representatives reached an agreement in principle for the settlement of the litigation and executed a memorandum of understanding (the “MOU”), subject to court approval. The MOU outlines the general terms of the proposed settlement and is intended to be used as a basis for drafting a stipulation of settlement (the “Stipulation”). The MOU contemplates that the Company will pay $250,000 in cash and issue 2.0 million shares of the Company’s common stock. The number of shares issuable pursuant to the MOU is subject to certain anti-dilution adjustments in the event the Company sells its common stock or securities convertible into its common stock below certain threshold prices. At June 30, 2002, the Company recorded a liability of $1.45 million representing the estimated cost to settle this litigation. Such liability reflects the cash portion of the settlement plus the estimated value of the common stock to be issued in the settlement based on the closing price of the Company’s common stock on the date in which all substantive aspects with respect to the MOU were agreed upon.

Under the MOU, the Company is also required to transfer its claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the plaintiffs. However, the Company will retain the claims from the Company action against former officers described below. The Company will also assign to the plaintiffs any right it might have to proceeds or other damages from the Directors and Officers insurance policies with Reliance Insurance Company and Agricultural Excess and Surplus Insurance Company. As described below under global settlement of private securities class action and Company action against former officers, Messrs. Sherman and Clark have executed settlement agreements and/or mutual releases with the Company, the terms of which preclude them from asserting claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense. Messrs. Kiser and Bailey have also executed similar agreements. However, if the court does not approve the Stipulation and dismiss the actions with prejudice (or, in the case of Mr. Kiser, if he does not receive the consideration provided for in his settlement agreement), Messrs. Bailey and Kiser may assert claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

On January 22, 2003, the Company, the class action representatives and the individual defendants executed and filed the Stipulation with the United States District Court for the District of Colorado. The terms under the Stipulation are consistent with the terms under the MOU as described above. On January 29, 2003, the United States District Court for the District of Colorado issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). The Preliminary Approval provides for a settlement hearing scheduled on March 28, 2003 to determine whether the proposed

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

settlement of the litigation on the terms and conditions provided forth in the Stipulation is fair, just and reasonable to the class. The Preliminary Approval provides for the mailing of notice of the proposed settlement to members of the class by February 4, 2003 and a publication of a summary notice of the proposed settlement in the Investor’s Business Daily on February 11, 2003.

The final settlement of the private securities class action is subject to several conditions and uncertainties, many of which are outside of the Company’s control. Such conditions include the issuance of an order by the court of a final judgment and order of dismissal of the actions with prejudice following the fairness hearing and the absence of or dismissal of any appeal to such final judgment. The Company anticipates that the 2.0 million shares to be issued under the Stipulation will be issued approximately two months after the issuance of a final judgment and order of dismissal of the actions with prejudice. The Company believes it is unlikely such shares will be issued prior to the closing of the asset sale as described above. While the Company believes that the approval of the Stipulation and dismissal of the actions with prejudice are probable, there can be no assurance that the court will approve the Stipulation and dismiss the actions with prejudice.

Shareholder Derivative Suit

On August 21, 2002, the District Court, City and County of Denver dismissed the shareholder derivative action filed, purportedly on behalf of the Company against Joseph Kiser, David Sherman, Jon Clark Derek Bailey, Sarah Booher, David Lisowski, Anthony Petrelli, Jae Shim and the Company. The derivative plaintiff appealed the Court’s ruling to the Colorado Court of Appeals. On November 12, 2002, the parties filed a stipulated voluntary dismissal of the appeal. On November 14, 2002, the Colorado Court of Appeals granted the stipulated dismissal and issued its mandate ordering that the appeal be dismissed.

Insurance Claims

Reliance Insurance Company is the issuer of the $5 million primary directors and officers’ liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate. The Company intends to file a claim against the Reliance estate; however, all rights under the claim have been assigned to the private securities class action plaintiffs pursuant to the Stipulation.

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. In connection with the execution of the Stipulation, the Company executed a settlement agreement with AESIC in which the Company and AESIC executed mutual releases. The parties to this action have executed a stipulation of dismissal, which will dismiss the action with prejudice. The Company

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

anticipates that such stipulation of dismissal will be filed once the Stipulation has become a final order of the court hearing the private securities class action.

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

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former President of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. The Company subsequently amended the complaint to add Ms. Joan Sherman and the Kathryn Sherman Trust as defendants. In its lawsuit, the Company sought to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also sought to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company sought to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kathryn Sherman Trust to this action because they may have received assets from Mr. Sherman that the Company may have been entitled to recover.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the termination and consulting agreement between him and the Company.

On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland is the Company’s President and Chief Executive Officer. Mr. Dutkiewicz is the Company’s Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on the Company’s Board of Directors and are members of the SLC.

Mr. Kiser’s employment contract required him to perform any directive of the Company’s Board of Directors. Subsequent to March 19, 2002, Mr. Kiser had not performed any services for the Company. Since March 19, 2002, the Company suspended all payments required by Mr. Kiser’s employment contract. The Company recorded approximately

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

$203,000 of estimated liabilities representing the present value of post-employment health care obligations and a one time separation bonus to be paid to Mr. Kiser upon termination of contract payments.

Had Mr. Kiser prevailed in requiring the Company to comply with the terms of the employment contract, the Company could have been obligated to total future payments of approximately $1,400,000 payable over ten years. If the Company had been successful in its claims against Mr. Kiser, it could have been awarded as much as $5,600,000 plus attorneys’ fees. Additionally, the Company would have reversed all previously recorded liabilities associated with this matter. Had Mr. Kiser prevailed on his breach of contract action related to the indemnification agreements he had with the Company, the Company could have been liable for attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Under Mr. Sherman’s termination and consulting agreement, the Company agreed to engage Mr. Sherman as a consultant for the period August 1, 2000 through July 31, 2001. As a consultant he was to receive compensation of $195,000 as consulting fees along with certain other benefits. Due to his failure to submit certain documentation for travel expenses in which amounts were advanced, the Company’s audit committee suspended payment of the consulting fees in October 2000 and terminated his agreement due to misappropriation of funds. During the quarter ended December 31, 2002, the Company recognized a $145,000 benefit from an insurance recovery for Mr. Sherman’s undocumented travel advances. Had Mr. Sherman prevailed on his breach of contract action, the Company could have been liable for amounts under his termination and consulting agreement, attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Global Settlement of Private Securities Class Action and Company Action against Former Officers

In connection with the private securities class action, the declaratory judgment action by excess insurer and the Company action against former officers, the Company, the individual defendants in the private securities class action, AESIC, and the individual defendants in the Company action against former officers attended global settlement conferences on October 11, 2002 and December 10, 2002. All parties involved reached an agreement in principle for the global settlement of all litigation.

As part of the global settlement that resulted in the Stipulation, the Company has executed settlement agreements and/or mutual releases with all parties to the Company action against the former officers. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, the Company has agreed to pay $245,000 in total consideration; $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release including, but not limited to, releasing the Company, Messrs. Bland, Dutkiewicz, Risley and Van Lunsen from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense, subject to the settlement of the private securities class action. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

VARI-L COMPANY, INC.

Notes to Financial Statements (unaudited)

Three and Six Months Ended December 31, 2002 and 2001

Additionally, the Company has signed a mutual general release with Mr. Sherman, which, among other things, releases the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman transferred 100,813 shares of the Company’s common stock to the Company and the Company agreed to repay Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. The Company also executed mutual release relating to litigation with Joan Sherman and the Kaythern Sherman Trusts, which were signed on December 17, 2002.

The parties to the Company action against former officers have executed a stipulation of dismissal, which will dismiss the action with prejudice. The Company anticipates that the stipulation of dismissal will be filed by the Company’s counsel once the Stipulation has received final approval from the court hearing the private securities class action and the Company pays Mr. Kiser $230,000 as described above.

Additionally, the Company has signed mutual general releases with Messrs. Bailey and Clark, which, among other things, release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorney’s fees and other costs of defense. Mr. Bailey’s mutual release is conditioned upon the settlement of the private securities class action.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, the Company was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The Company and its counsel are investigating Anaren’s allegations. The Company believes that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. For example, our future results could be affected by the overall market for various types of wireless communications products, the success of the specific products into which our products are integrated, governmental action relating to wireless communications, licensing and regulation, the accuracy of our internal projections as to the demand for certain types of technological innovation, competitors’ products and pricing, the success of new product development efforts, the timely release for production and the delivery of products under existing contracts, the ultimate outcome of pending and threatened litigation and regulatory action, our ability to access the Sirenza Loan Facility and the consummation of the asset sale with Sirenza as well as those factors discussed in our Form 10-K for the year ended June 30, 2002. It is also important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our company should place undue reliance on any forward-looking statement in this report.

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

Results of Operations for the Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Net Sales

Net sales for the three months ended December 31, 2002 decreased 23.1% to $4.3 million compared with $5.6 million for the three months ended December 31, 2001. This decline is primarily due to approximately $1.0 million in price concessions granted to our more significant customers. In benchmarking our decline in revenue against that of our competitors and our significant customers, the percentage decline is consistent with that in the wireless telecommunications industry. Overall, we do not believe that our market share has deteriorated.

Revenue from commercial signal source products was $3.3 million for the three months ended December 31, 2002, a 25.0% decrease from $4.4 million for the three months ended December 31, 2001. Revenue from all other products was $1.0 million for the three months ended December 31, 2002, a 16.7% decrease from $1.2 million for the three months ended December 31, 2001. Revenue from all other products for the three months ended December 31, 2001 included fees earned from a contract termination of approximately $96,000.

Gross Profit

Gross profit for the three months ended December 31, 2002 decreased 48.0% to $1,241,000, or 28.8% of net sales, compared with $2.4 million, or 42.6% of net sales, for the three months ended December 31, 2001. The gross profit percent in any period can be affected significantly by volume and price concessions. Fixed manufacturing overhead adversely affects gross profit at lower sales levels. Accordingly, reduced sales levels combined with fixed manufacturing overhead levels comparable to prior periods has the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the three months ended December 31, 2002 is a charge of $92,000 for excess and obsolete inventory. Included in cost of goods sold for the three months ended December 31, 2001 is a charge of $66,000 for excess and obsolete inventory. Additionally, for the three months ended December 31, 2001, we recognized a benefit of $268,000 of recoveries for previously written-off inventory.

Selling Expenses

Selling expenses for the three months ended December 31, 2002 increased 9.6% to $688,000, or 16.0% of net sales, compared with $628,000, or 11.2% of net sales, for the three months ended December 31, 2001. The dollar increase in selling expenses was primarily attributable to an increase of approximately $93,000 in salaries and benefits paid to certain new members of our sales management team offset by a decrease of $21,000 in lower commissions paid to manufacturer’s representatives as a result of reduced sales volume.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2002 decreased 2.7% to $1.5 million, or 33.9% of net sales, compared with $1.5 million, or 26.8% of net sales, for the three months ended December 31, 2001. The dollar decrease was primarily attributable to a decrease of $113,000 in salaries and benefits due to a decrease in personnel and reduced spending of $81,000 on independent contractors for accounting and information technology services. Offsetting these costs for the three months ended December 31, 2001 was a $145,000 benefit from an insurance recovery for undocumented travel advances to a former employee.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2002 increased 7.1% to $751,000, or 17.4% of net sales, compared with $701,000 or 12.5% of net sales, for the three months ended December 31, 2001. The dollar increase was primarily attributable to $73,000 in higher salaries and benefits due to an increase in personnel.

Expenses Related to Workforce Reductions and the Proposed Transaction with Sirenza Microdevices, Inc.

As a result of the continuing weakness in the wireless industry and the impact it has had upon our revenues, we have had to reduce our workforce and incur severance expenses. Additionally, we have incurred certain transaction costs in connection with the definitive Asset Purchase Agreement with Sirenza Microdevices, Inc. (“Sirenza”) (the “transaction”) as described in Part I, Item II, “Liquidity and Capital Resources.” Such costs are defined under the Loan Facility with Sirenza and include restructuring, severance benefits, legal and accounting fees and other related costs incurred. Expenses related to workforce reductions and the proposed transaction with Sirenza for the three months ended December 31, 2002 were as follows:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Legal fees	$380,000	$—
Severance expense	393,000	101,000
Other related costs	55,000	—

Total	$828,000	$101,000

We will continue to incur costs related to workforce reductions and the proposed transaction with Sirenza until the closing of the transaction with Sirenza which is expected to occur during the second quarter of calendar 2003. However, the closing of the transaction with Sirenza is subject to the satisfaction or waiver of the closing conditions contained in the asset purchase agreement, many of which are outside of our control. Such conditions include the court’s approval of the stipulation of settlement regarding the private securities class action lawsuit as described in Part II, Item I, “Legal Proceedings.” The settlement of the private securities class action lawsuit is subject to several conditions and uncertainties and we cannot predict the exact date upon which the court might approve the stipulation of settlement, if at all.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation as further described in Part II, Item I, “Legal Proceedings.” On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado. On January 29, 2003, the United States District Court for the District of Colorado issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). While we believe that final approval of Stipulation and the dismissal of the actions are probable, there can be no assurance that the court will approve the Stipulation and dismiss the actions.

Expenses relating to accounting restatements and related legal matters, net of recoveries, for the three months ended December 31, 2002, were as follows:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$74,000	$66,000
Adjustment of previously recorded estimates of $117,000 (representing net employment obligations payable to Mr Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117,000)
Mr. Sherman’s transfer of 100,813 shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr Sherman and the Company executed a mutual general release	(76,000)	—

Total	$(2,000)	$(51,000)

Other Income (Expense)

Other income (expense), net, increased 660.0% to expense of $266,000 for the three months ended December 31, 2002 compared with expense of $35,000 for the three months ended December 31, 2001. The increase was primarily attributable to an increase in interest expense of $215,000 due to a larger balance of debt outstanding at December 31, 2002 as compared to December 31, 2001 at significantly higher interest rates as a result of our new loan facility with Sirenza as discussed in Part I, Item II, “Liquidity and Capital Resources.”

Results of Operations for the Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001

Net Sales

Net sales for the six months ended December 31, 2002 decreased 26.5% to $8.3 million compared with $11.3 million for the six months ended December 31, 2001. This decline is primarily due to approximately $2.0 million in price concessions granted to our more significant customers and to a lesser extent, a decrease in demand for the quantity of commercial signal source products. In benchmarking our decline in revenue against that of our competitors and our significant customers, the percentage decline is consistent with that in the wireless telecommunications industry. Overall, we do not believe that our market share has deteriorated.

Revenue from commercial signal source products was $6.3 million for the six months ended December 31, 2002, a 27.6% decrease from $8.7 million for the six months ended December 31, 2001. Revenue from all other products was $2.0 million for the six months ended December 31, 2002, a 23.1% decrease from $2.6 million for the six months ended December 31, 2001. Revenue from all other products for the six months ended December 31, 2001 included fees earned from contract termination of approximately $257,000.

Gross Profit

Gross profit for the six months ended December 31, 2002 decreased 52.5% to $2.2 million, or 26.1% of net sales, compared with $4.5 million, or 40.2% of net sales, for the six months ended December 31, 2001. The gross profit percent in any period can be affected significantly by volume and price concessions. Fixed manufacturing overhead adversely affects gross profit at lower sales levels. Accordingly, reduced sales levels combined with fixed manufacturing overhead levels comparable to prior periods has the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the six months ended December 31, 2002 is a charge of $215,000 for excess and obsolete inventory. Included in cost of goods sold for the six months ended December 31, 2001 is a charge of $122,000 for excess and obsolete inventory. Additionally, for the six months ended December 31, 2001, we recognized a benefit of $268,000 of recoveries for previously written-off inventory.

Selling Expenses

Selling expenses for the six months ended December 31, 2002 increased 6.1% to $1.4 million, or 16.4% of net sales, compared with $1.3 million, or 11.4% of net sales, for the six months ended December 31, 2001. The dollar increase in selling expenses was primarily attributable to an increase of $181,000 in salaries paid to certain new members of our sales management team offset by a decrease of $107,000 in commissions paid to manufacturer’s representatives as a result of reduced sales volume.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2002 decreased 12.0% to $3.0 million, or 35.9% of net sales, compared with $3.4 million, or 30.0% of net sales, for the six months ended December 31, 2001. The dollar decrease was primarily attributable to a decrease of $185,000 in salaries and benefits due to a decrease in personnel and reduced spending of $319,000 on independent contractors for accounting and information technology services. Offsetting these costs for the six months ended December 31, 2001 was a $145,000 benefit from an insurance recovery for undocumented travel advances to a former employee.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2002 increased 19.9% to $1.6 million, or 18.9% of net sales, compared with $1.3 million or 11.6% of net sales, for the six months ended December 31, 2001. The dollar increase was primarily attributable to $274,000 in salaries and benefits due to an increase in personnel.

Expenses Related to Workforce Reductions and the Proposed Transaction with Sirenza Microdevices, Inc.

As a result of the continuing weakness in the wireless industry and the impact it has had upon our revenues, we have had to reduce our workforce and incur severance expenses. Additionally, we have incurred certain transaction costs in connection with the definitive Asset Purchase Agreement with Sirenza Microdevices, Inc. (“Sirenza”) (the “transaction”) as described in Part I, Item II, “Liquidity and Capital Resources.” Such costs are defined under the Loan Facility with Sirenza and include restructuring, severance benefits, legal and accounting fees and other related costs incurred. Expenses related to workforce reductions and the proposed transaction with Sirenza for the six months ended December 31, 2002 were as follows:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Legal fees	$413,000	$—
Severance expense	393,000	101,000
Other related costs	70,000	—

Total	$876,000	$101,000

We will continue to incur costs related to workforce reductions and the proposed transaction with Sirenza until the closing of the transaction with Sirenza which is expected to occur during the second quarter of calendar 2003. However, the closing of the transaction with Sirenza is subject to the satisfaction or waiver of the closing conditions contained in the asset purchase agreement, many of which are outside of our control. Such conditions include the court’s approval of the stipulation of settlement regarding the private securities class action lawsuit as described in Part II, Item I, “Legal Proceedings.” The settlement of the private securities class action lawsuit is subject to several conditions and uncertainties and we cannot predict the exact date upon which the court might approve the stipulation of settlement, if at all.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation as further described in Part II, Item I, “Legal Proceedings.” On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado. On January 29, 2003, the United States District Court for the District of Colorado issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). While we believe that final approval of Stipulation and the dismissal of the actions are probable, there can be no assurance that the court will approve the Stipulation and dismiss the actions.

Expenses relating to accounting restatements and related legal matters, net of recoveries, for the six months ended December 31, 2002, were as follows:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$147,000	$151,000
Adjustment of previously recorded estimates of $286,000 (representing legal fees incurred by former officers, the present value of post-employment health care obligations and a one time separation bonus payable to Mr Kiser) to $245,000 reflecting the settlement agreements	(41,000)	—
Adjustment of previously recorded estimates of $117,000 (representing net employment obligations payable to Mr Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117,000)
Mr. Sherman’s transfer of 100,813 +shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr. Sherman and the Company executed a mutual general release	(76,000)	—

Total	$30,000	$34,000

For the six months ended December 31, 2001, we recorded $151,000 of legal fees incurred in connection with shareholder lawsuits offset by a benefit of $117,000 resulting from an adjustment of an estimated liability recorded in a previous period.

Other Income (Expense)

Other income (expense), net, increased 463.2% to expense of $428,000 for the six months ended December 31, 2002 compared with expense of $76,000 for the six months ended December 31, 2001. The increase was primarily attributable to an increase in interest expense of $284,000 due to a larger balance of debt outstanding at December 31, 2002 as compared to December 31, 2001 at significantly higher interest rates as a result of our new loan facility with Sirenza as discussed in Part I, Item II, “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of December 31, 2002, our working capital deficit was $2.0 million including cash and cash equivalents of $138,000. Operations consumed $2.4 million of cash primarily attributable to the net loss incurred during the six months ended December 31, 2002 offset by the reduction of accounts receivable through collections and lower sales volumes and the timing of payments of accrued expenses and liabilities. Our net loss for the six months ended December 31, 2002 included charges of $876,000 for workforce reduction expenses and transaction costs incurred as a result of the definitive agreement with Sirenza as described below. Additionally, we are in default of the Net Operating Loss covenant of our loan agreement with Sirenza as described below.

Cash provided by investing activities was primarily attributable to net borrowings of $254,000 against certain whole life insurance policies owned by the Company offset by capital expenditures of $127,000. Our capital expenditures include purchasing new production equipment and implementing IT e-commerce initiatives.

Cash provided by financing activities was primarily attributable to borrowings of $3.9 million under our new loan facility with Sirenza and financing our Directors and Officers insurance premiums offset by $1.5 million to repay our outstanding obligations under our loan agreement with Wells Fargo.

Sirenza Loan Facility

On October 7, 2002, we entered into a loan agreement with Sirenza which provides for a $5.3 million senior secured loan facility (the “Loan Facility”). As a condition to the Loan Facility, we entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of our assets.

The Loan Facility matures on September 25, 2003, is secured by substantially all of our assets and has an annual interest rate of 25% on outstanding amounts. Additionally, the Loan Facility is subject to covenants that among other things impose limitations on capital expenditures and investments, restrict certain payments and distributions and require us to maintain certain financial ratios based on a rolling three-month calculation.

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

Our ability to draw down amounts under Tranche B is conditioned upon, among other things, the absence of an event of default and our representations and warranties being true and correct at the time of such draw down request. Based upon our operating results for the three month period ended December 31, 2002, we are in default of the Net Operating Loss covenant of the Loan Facility with Sirenza. The net operating loss covenant is defined as net operating loss excluding costs such as restructuring, severance benefits, extraordinary non-cash charges and legal and accounting fees incurred in connection with the proposed transaction with Sirenza. The covenant requires that our cumulative net operating loss not exceed a specified amount in any rolling three-month period; the maximum permitted operating loss for the three month period ended December 31, 2002 was $1,585,000. During the three month period ended December 31, 2002, our net operating loss for such period as defined in the Loan Facility was $1,656,000. Under the terms of the Loan Facility, the default interest rate increased 5 percentage points from 25% to 30% effective January 1, 2003. Furthermore, Sirenza has the right to declare all amounts due on the loan immediately due and payable. At this time Sirenza has not taken any action to accelerate the loan, but has reserved the right to do so.

During January and February 2003, Sirenza advanced an additional $1.0 million under the Loan Facility. As of February 12, 2003, we had aggregate borrowings of $4.5 million under the Sirenza Loan Facility and $854,000 in borrowing availability. In the event we are unable to draw down future amounts under Tranche B, we may be required to seek additional capital through other sources; however, our ability is limited by the terms of the Exclusivity Agreement described below. There can be no assurance that we would be able to procure adequate funds in such an event. If such funds are not available, we may be forced to curtail or suspend our operations.

If Sirenza were to elect to declare the loan due and payable in full, we would most likely be required to file for bankruptcy protection and would be unable to consummate the asset sale to Sirenza contemplated by the Asset Purchase Agreement dated December 2, 2002. Filing for bankruptcy protection could have a material adverse effect on the Company’s relationships with its customers, suppliers and employees.

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

Definitive Asset Purchase Agreement with Sirenza

On December 2, 2002, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Sirenza. Under the terms of the Asset Purchase Agreement, Sirenza will forgive $1.4 million in secured loans. Additionally, Sirenza will pay us approximately $13.6 million in cash and common stock consideration to be decreased by the amount of any indebtedness in excess of $1.4 million owed to Sirenza as of the closing date of the asset sale pursuant to the existing Sirenza Loan Facility as previously described. The consideration to be received will be further increased or decreased by the amount of the net asset adjustment as described below. Forty-five percent of the net amount of consideration described above will be paid to us in cash and the remaining fifty-five percent will be paid in shares of Sirenza common stock, which will be valued for such purpose at $1.44 per share (the 15-day trailing average closing price of Sirenza’s common stock as quoted on the Nasdaq National Market as of the execution date of the Asset Purchase Agreement).

Pursuant to the Asset Purchase Agreement, both parties designated as either “included” or “excluded” each of the assets and liabilities of the Company as listed on its balance sheet at September 30, 2002, which is referred to as the reference balance sheet. By subtracting the total included liabilities on the reference balance sheet from the total included assets on the reference balance sheet, both parties agreed upon a beginning net asset balance of $8,447,000. Prior to the closing of the asset purchase, we will prepare a new balance sheet, which is referred to as the preliminary closing balance sheet, as of the month end immediately preceding the closing, on a basis consistent with that of the reference balance sheet. To the extent that the net asset balance listed on the preliminary closing balance sheet exceeds $8,447,000, the proceeds of the asset sale to us will be increased on a dollar-for-dollar basis. To the extent that the net asset balance listed on the preliminary closing balance sheet is less than $8,447,000, the proceeds of the asset sale to us will be decreased on a dollar-for-dollar basis. Within fifteen business days following the closing, we shall prepare another balance sheet as of the closing date, which shall be prepared on a basis consistent with that of the reference balance sheet, and which is referred to as the closing balance sheet. To the extent that the net asset balance listed on the closing balance sheet exceeds the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to us will be increased on a dollar-for-dollar basis. To the extent that the net asset balance listed on the closing balance sheet is less than the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to us will be decreased on a dollar-for-dollar basis.

As of February 12, 2003, the Company and Sirenza are continuing to work toward the closing of the Asset Purchase Agreement.

Principal Executive Office Lease Amendment

On November 12, 2002, the Company negotiated the right to terminate the lease for its principal executive office located in Denver, Colorado on June 30, 2003 (the “Termination Date”) for a payment of $594,000 and forfeiture of an existing security deposit of $81,000. The original termination date of the lease is August 31, 2013. In consideration of the option to terminate the lease early, the Company paid an additional security deposit of $50,000 to cover any damages associated with vacating the premises. In the event that the Company closes a sale of all or substantially all of its assets to Sirenza prior to the Termination Date, the Company would exercise its right to terminate the lease and pay the early termination fee within two business days of closing. The total costs to terminate the lease including leasehold improvements that would be written off should this event occur are $879,000.

Other

We own various term life and whole life insurance policies in which certain former officers are named as the insured. Under these policies, we are entitled to 100% of the net death benefits. As of December 31, 2002, the aggregate death benefits receivable under these policies was approximately $6.2 million. We have not recorded any gain contingency associated with the aggregate death benefits receivable, however in the event of death; the net death benefit could be material to our financial condition, results of operations and liquidity.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with fixed interest rates at significantly greater than prevailing market rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of December 31, 2002, we have borrowed $1.4 million under the Tranche A Convertible Note and $2.1 million under the Tranche B Note at an annual interest rate of 25.0%. Effective January 1, 2003, the annual interest rate increased 5 percentage points to 30.0%. We estimate that a 1.0% upward movement in interest rates would have impacted our results of operations by less than $7,000 for the six months ended December 31, 2002.

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

VARI-L COMPANY, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The following should be read in conjunction with Note 11 to the financial statements.

Securities and Exchange Commission Investigation

In December 1999, the Company learned that the SEC was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors or employees. The SEC’s investigation was focused primarily on the Company’s financial reporting and accounting practices and procedures during the fiscal years 1996 through 1999.

In September 2001, the Company agreed to a settlement with the SEC under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Exchange Act. On November 9, 2001, the Company’s settlement with the SEC was approved by the United States District Court for the District of Colorado pursuant to its judgment order Final Judgment as to Vari-L, Civil Action No. 01-WM-1903, Securities and Exchange Commission v. Vari-L, David G. Sherman, Jon L. Clark and Sarah E. Hume, United States District Court, District of Colorado.

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

On November 21, 2001, the Company filed a motion to dismiss all claims against the Company in the consolidated private securities class action, Rasner v. Vari-L Company, Inc., Civil Action No. 00-S-1181. The Company’s motion argued that the amended consolidated complaint alleges wrongdoing by former corporate employees in furtherance of their personal interests, as opposed to corporate interest, which does not state a claim for securities fraud against the Company. The class action representatives filed their response to the Company’s motion to dismiss and the Company filed a reply to that response but the court had not yet ruled on that motion.

On October 3, 2002, the Company and the class action representatives reached an agreement in principle for the settlement of the litigation and executed a memorandum of understanding (the “MOU”), subject to court approval. The MOU outlines the general terms of the proposed settlement and is intended to be used as a basis for drafting a stipulation of settlement (the “Stipulation”). The MOU contemplates that the Company will pay $250,000 in cash and issue 2.0 million shares of the Company’s common stock. The number of shares issuable pursuant to the MOU is subject to certain anti-dilution adjustments in the event the Company sells its common stock or securities convertible into its common stock below certain threshold prices. At June 30, 2002, the Company recorded a liability of $1.45 million representing the estimated cost to settle this litigation. Such liability reflects the cash portion of the settlement plus the estimated value of the common stock to be issued in the settlement based on the closing price of the Company’s common stock on the date in which all substantive aspects with respect to the MOU were agreed upon.

Under the MOU, the Company is also required to transfer its claims against Joseph H. Kiser, David G. Sherman, Jon C. Clark and Derek L. Bailey to the plaintiffs. However, the Company will retain the claims from the Company action against former officers as described below. The Company will also assign to the plaintiffs any right it might have to proceeds or other damages from the Directors and Officers insurance policies with Reliance Insurance Company and Agricultural Excess and Surplus Insurance Company. As described below under global settlement of private securities class action and Company action against former officers, Messrs. Sherman and Clark have executed settlement agreements and/or mutual releases with the Company, the terms of which preclude them from asserting claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense. Messrs. Kiser and Bailey have also executed similar agreements. However, if the court does not approve the Stipulation and dismiss the actions with prejudice (or, in the case of Mr. Kiser, if he does not receive the consideration provided for in his settlement agreement), Messrs. Bailey and Kiser may assert claims against the Company for advancement or indemnification of their attorneys fees and other costs of defense, which claims may be material.

On January 22, 2003, the Company, the class action representatives and the individual defendants executed and filed the Stipulation with the United States District Court for the District of Colorado. The terms under the Stipulation are consistent with the terms under the MOU as described above.

On January 29, 2003, the United States District Court for the District of Colorado issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). The Preliminary Approval provides for a settlement hearing scheduled on March 28, 2003 to determine whether the proposed settlement of the litigation on the terms and conditions provided forth in the Stipulation is fair, just and reasonable to the class. The Preliminary Approval provides for the mailing of notice of the proposed settlement to members of the class by February 4, 2003 and a publication of a summary notice of the proposed settlement in the Investor’s Business Daily on February 11, 2003.

The final settlement of the private securities class action is subject to several conditions and uncertainties, many of which are outside of the Company’s control. Such conditions include the issuance of an order by the court of a final judgment and order of dismissal of the actions with prejudice following the fairness hearing and the absence of or dismissal of any appeal to such final judgment. The Company anticipates that the 2.0 million shares to be issued under the Stipulation will be issued approximately two months after the issuance of a final judgment and order of dismissal of the actions with prejudice. The Company believes it is unlikely such shares will be issued prior to the closing of the asset sale as described in Part II “Liquidity and Capital Resources”. While the Company believes that the approval of the Stipulation and dismissal of the actions with prejudice are probable, there can be no assurance that the court will approve the Stipulation and dismiss the actions with prejudice.

Shareholder Derivative Suit

On August 21, 2002, the District Court, City and County of Denver dismissed the shareholder derivative action filed, purportedly on behalf of the Company against Joseph Kiser, David Sherman, Jon Clark Derek Bailey, Sarah Booher, David Lisowski, Anthony Petrelli, Jae Shim and the Company. The derivative plaintiff appealed the Court’s ruling to the Colorado Court of Appeals. On November 12, 2002, the parties filed a stipulated voluntary dismissal of the appeal. On November 14, 2002, the Colorado Court of Appeals granted the stipulated dismissal and issued its mandate ordering that the appeal be dismissed.

Insurance Claims

Reliance Insurance Company is the issuer of the $5 million primary directors and officers’ liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate. The Company intends to file a claim against the Reliance estate; however, all rights under the claim have been assigned to the private securities class action plaintiffs pursuant to the Stipulation.

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. In connection with the execution of the Stipulation, the Company executed a settlement agreement with AESIC in which the Company and AESIC executed mutual releases. The parties to this action have executed a stipulation of dismissal, which will dismiss the action with prejudice. The Company anticipates that such stipulation of dismissal will be filed once the Stipulation has become a final order of the court hearing the private securities class action.

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

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former president of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. The Company subsequently amended the complaint to add Ms. Joan Sherman and the Kathryn Sherman Trust as defendants. In its lawsuit, the Company sought to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also sought to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company sought to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kathryn Sherman Trust to this action because they may have received assets from Mr. Sherman that the Company may have been entitled to recover.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the termination and consulting agreement between him and the Company.

On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland is the Company’s President and Chief Executive Officer. Mr. Dutkiewicz is the Company’s Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on the Company’s Board of Directors and are members of the SLC.

Mr. Kiser’s employment contract required him to perform any directive of the Company’s Board of Directors. Subsequent to March 19, 2002, Mr. Kiser had not performed any services for the Company. Since March 19, 2002, the Company suspended all payments required by Mr. Kiser’s employment contract. The Company recorded approximately $203,000 of estimated liabilities representing the present value of post-employment health care obligations and a one time separation bonus to be paid to Mr. Kiser upon termination of contract payments.

Had Mr. Kiser prevailed in requiring the Company to comply with the terms of the employment contract, the Company could have been obligated to total future payments of approximately $1,400,000 payable over ten years. If the Company had been successful in its claims against Mr. Kiser, it could have been awarded as much as $5,600,000 plus attorneys’ fees. Additionally, the Company would have reversed all previously recorded liabilities associated with this matter. Had Mr. Kiser prevailed on his breach of contract action related to the indemnification agreements he had with the Company, the Company could have been liable for attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Under Mr. Sherman’s termination and consulting agreement, the Company agreed to engage Mr. Sherman as a consultant for the period August 1, 2000 through July 31, 2001. As a consultant he was to receive compensation of $195,000 as consulting fees along with certain other benefits. Due to his failure to submit certain documentation for travel expenses in which amounts were advanced, the Company’s audit committee suspended payment of the consulting fees in October 2000 and terminated the agreement due to misappropriation of funds. During the quarter ended December 31, 2002, the Company recognized a $145,000 benefit from an insurance recovery for Mr. Sherman’s undocumented travel advances. Had Mr. Sherman prevailed on his breach of contract action, the Company could have been liable for amounts under his termination and consulting agreement, attorney fees and costs incurred in the various actions as well as for future covered attorney’s fees, the present amount of which is unknown.

Global Settlement of Private Securities Class Action and Company Action against Former Officers

In connection with the private securities class action, the declaratory judgment action by excess insurer and the Company action against former officers, the Company, the individual defendants in the private securities class action, AESIC, and the individual defendants in the Company action against former officers attended global settlement conferences on October 11, 2002 and December 10, 2002. All parties involved reached an agreement in principle for the global settlement of all litigation.

As part of the global settlement that resulted in the Stipulation, the Company has executed settlement agreements and/or mutual releases with all parties against the former officers. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, the Company has agreed to pay $245,000 in total consideration; $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release including, but not limited to, releasing the Company, Messrs. Bland, Dutkiewicz, Risley and Van Lunsen from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense, subject to the settlement of the private securities class action. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

Additionally, the Company has signed a mutual general release with Mr. Sherman, which, among other things, releases the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman transferred 100,813 shares of the Company’s common stock to the Company and the Company agreed to repay Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. The Company also executed mutual release relating to litigation with Joan Sherman and the Kaythern Sherman Trusts, which were signed on December 17, 2002.

The parties to the Company action against former officers have executed a stipulation of dismissal, which will dismiss the action with prejudice. The Company anticipates that the stipulation of dismissal will be filed by the Company’s counsel once the Stipulation has received final approval from the court hearing the private securities class action and the Company pays Mr. Kiser $230,000 as described above.

Additionally, the Company has signed mutual general releases with Messrs. Bailey and Clark, which, among other things, release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorney’s fees and other costs of defense. Mr. Bailey’s mutual release is conditioned upon the settlement of the private securities class action.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, the Company was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The Company and its counsel are investigating Anaren’s allegations. The Company believes that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations or liquidity.

Other

The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse effect on its financial condition, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

Stock Grant Plan. During the quarter ended December 31, 2002, we issued 900 shares of our common stock with an aggregate fair market value of less than $1,000 to non-management members of our Board of Directors under our Stock Grant Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Stock Grant Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Tandem Stock Option and Stock Appreciation Rights Plan. During the quarter ended December 31, 2002, we sold 500 shares of our common stock to an employee at a price of $0.25 per share pursuant to such employee’s exercise of an option issued under our Tandem Stock Option and Stock Appreciation Rights Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Tandem Stock Option and Stock Appreciation Rights Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Micheal Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc.

(b)	Reports on Form 8-K

A report on Form 8-K dated October 1, 2002 under Item 5 and 7 was filed with the Commission on October 2, 2002 and a report on Form 8-K dated December 6, 2002 under Item 5 and 7 was filed with the Commission on December 6, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-L COMPANY, INC

Date: February 12, 2003	By:	/s/ Charles R. Bland

Charles R. Bland President and Chief Executive Officer

Date: February 12, 2003	By:	/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Charles R. Bland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vari-L Company, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ RICHARD P. DUTKIEWICZ

Richard P. Dutkiewicz, Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Micheal Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc.