Form 10-Q/A
period 2002-12-31
VARI L CO INC
filed 2003-02-25
CIK 917173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2002	Commission File No. 0-23866

VARI-L COMPANY, INC.

(Exact name of Registrant as specified in its charter.)

Colorado	06-0679347

(State of Incorporation)	(I.R.S. Employer identification No.)

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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2003:

Class of Securities	Outstanding Securities

$0.01 par value Common shares	7,252,093 shares

Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
CERTIFICATIONS
EX-10.3 Letter Agreement with Charles R Bland
EX-10.4 Letter Agreement with Richard P Dutkiewicz
EX-10.5 Letter Agreement with Larry R Romero
EX-10.6 Letter Agreement with Timothy Schamberger
EX-10.7 Letter Agreement with Daniel J Wilmot

EXPLANATORY NOTE

Vari-L Company, Inc. hereby amends Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 to include certain exhibits that were inadvertently omitted from the previous filing.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1	Asset Purchase Agreement dated as of December 2, 2002, by and among Sirenza Microdevices, Inc., Olin Acquisition Corporation and Vari-L Company, Inc. filed as Exhibit 2.1 to the Form 8-K dated December 6, 2002 and incorporated herein by reference.

10.1	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarily situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q dated February 12, 2002 and incorporated herein by reference.

10.2	Form of Stockholder Support Agreement, dated as of December 2, 2002, among Olin Acquisition Corporation, Vari-L Company, Inc and each of Charles R. Bland, Sarah L. Booher, Robert C. Dixon, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Gil Van Lunsen, Richard P. Dutkiewicz, Janice E. Hyland, Matthew Pope, Larry M. Romero, Tim Schamberger and Daniel J. Wilmot filed as Exhibit 2.2 to the Form 8-K dated December 6, 2002 and incorporated herein by reference.

10.3	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Charles R. Bland.

10.4	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Richard P. Dutkiewicz.

10.5	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Larry R. Romero.

10.6	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Timothy G. Schamberger.

10.7	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Daniel J. Wilmot.

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

VARI-L COMPANY, INC

Date:	February 24, 2003	By:	/s/ Charles R. Bland

Charles R. Bland President and Chief Executive Officer

Date:	February 24, 2003	By:	/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

2.1	Asset Purchase Agreement dated as of December 2, 2002, by and among Sirenza Microdevices, Inc., Olin Acquisition Corporation and Vari-L Company, Inc. filed as Exhibit 2.1 to the Form 8-K dated December 6, 2002 and incorporated herein by reference.

10.1	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarily situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q dated February 12, 2002 and incorporated herein by reference.

10.2	Form of Stockholder Support Agreement, dated as of December 2, 2002, among Olin Acquisition Corporation, Vari-L Company, Inc and each of Charles R. Bland, Sarah L. Booher, Robert C. Dixon, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Gil Van Lunsen, Richard P. Dutkiewicz, Janice E. Hyland, Matthew Pope, Larry M. Romero, Tim Schamberger and Daniel J. Wilmot filed as Exhibit 2.2 to the Form 8-K dated December 6, 2002 and incorporated herein by reference.

10.3	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Charles R. Bland.

10.4	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Richard P. Dutkiewicz.

10.5	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Larry R. Romero.

10.6	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Timothy G. Schamberger.

10.7	Letter agreement, dated December 2, 2002 by and among Vari-L Company, Inc. and Daniel J. Wilmot.

CERTIFICATIONS

I, Charles R. Bland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vari-L Company, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ RICHARD P. DUTKIEWICZ

Richard P. Dutkiewicz, Vice President of Finance and Chief Financial Officer