Form 10-Q
period 2003-03-31
VARI L CO INC
filed 2003-05-06
CIK 917173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No. 0-23866
March 31, 2003

VL DISSOLUTION CORPORATION

(Exact name of Registrant as specified in its charter.)

Colorado	06-0679347

(State of Incorporation)	(I.R.S. Employer identification No.)

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

Yes X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

     The number of shares outstanding of the issuer’s class of common stock, as of May 2, 2003:

Class of Securities	Outstanding Securities

$0.01 par value Common Stock	7,347,672 shares

VL DISSOLUTION CORPORATION

March 31, 2003

Index

VL DISSOLUTION CORPORATION

Balance Sheets

(in thousands of dollars, except share and per share data)

	March 31,	June 30,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$222	553
Trade accounts receivable, less allowance for doubtful accounts of $50 and $132, respectively	2,466	2,589
Inventories	2,326	2,491
Prepaid expenses and other current assets	225	617

Total current assets	5,239	6,250

Property and equipment:
Machinery and equipment	12,145	12,263
Furniture and fixtures	833	839
Leasehold improvements	1,504	1,509

	14,482	14,611
Less accumulated depreciation and amortization	9,422	8,211

Net property and equipment	5,060	6,400
Intangible and other assets, net of accumulated amortization	397	744

Total assets	$10,696	13,394

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,116	1,392
Accrued compensation	631	756
Other accrued expenses	1,090	492
Notes payable and current installments of long-term obligations	4,709	1,611

Total current liabilities	8,546	4,251
Long-term obligations	—	55
Other liabilities	26	149

Total liabilities	8,572	4,455

Settlement obligation to issue 2,000,000 shares of common stock	1,200	1,200
Stockholders’ equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized; 7,274,593 and 7,179,832 shares issued and outstanding, respectively	73	72
Additional paid-in capital	36,991	36,945
Unamortized stock compensation cost	(5)	(31)
Accumulated deficit	(36,135)	(29,247)

Total stockholders’ equity	924	7,739

Commitments and contingencies
Total liabilities and stockholders’ equity	$10,696	13,394

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Operations

(in thousands of dollars, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

	(unaudited)	(unaudited)
Net sales	$4,024	5,163
Cost of goods sold	2,709	3,235

Gross profit	1,315	1,928

Operating expenses:
Selling	588	691
General and administrative	1,236	1,551
Research and development	615	624
Expenses related to workforce reductions and the proposed transaction with Sirenza	322	—
Expenses relating to accounting restatements and related legal matters, net of recoveries	43	222

Total operating expenses	2,804	3,088

Operating loss	(1,489)	(1,160)
Other income (expense):
Interest income	6	11
Interest expense	(334)	(47)
Other, net	1	(15)

Total other income (expense)	(327)	(51)

Net loss	$(1,816)	(1,211)

Loss per share, basic and diluted	$(0.25)	(0.17)

Weighted average shares outstanding, basic and diluted	7,253,693	7,178,451

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Operations

(in thousands of dollars, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

	(unaudited)	(unaudited)
Net sales	$12,315	16,446
Cost of goods sold	8,837	9,985

Gross profit	3,478	6,461

Operating expenses:
Selling	1,949	1,973
General and administrative	4,209	4,931
Research and development	2,182	1,932
Expenses related to workforce reductions and the proposed transaction with Sirenza	1,198	101
Expenses relating to accounting restatements and related legal matters, net of recoveries	73	256

Total operating expenses	9,611	9,193

Operating loss	(6,133)	(2,732)
Other income (expense):
Interest income	13	40
Interest expense	(716)	(145)
Other, net	(52)	(22)

Total other income (expense)	(755)	(127)

Net loss	$(6,888)	(2,859)

Loss per share, basic and diluted	$(0.95)	(0.40)

Weighted average shares outstanding, basic and diluted	7,252,561	7,143,215

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statement of Stockholders’ Equity

Nine Months Ended March 31, 2003 (unaudited)

(in thousands of dollars, except share data)

				Unamortized
	Common stock		Additional	stock		Total
			paid-in	compensation	Accumulated	stockholders'
	Shares	Amount	capital	cost	deficit	equity

Balance June 30, 2002	7,179,832	$72	36,945	(31)	(29,247)	7,739
Common stock issued under employee stock purchase plan	169,874	2	115	—	—	117
Common stock issued under stock award plan	2,700	*	1	—	—	1
Common stock surrendered and retired	(100,813)	(1)	(75)	—	—	(76)
Common stock exercised under stock option plan	23,000	*	5	—	—	5
Amortization of stock compensation cost	—	—	—	26	—	26
Net loss	—	—	—	—	(6,888)	(6,888)

Balance March 31, 2003	7,274,593	$73	36,991	(5)	(36,135)	924

* amount is less than $1000.00

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Cash Flows

(in thousands of dollars)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

	(unaudited)	(unaudited)
Net loss	$(6,888)	(2,859)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,502	1,556
Loss on disposal of assets	53	30
Common stock issued under stock award plans	1	2
Common stock surrendered and retired	(76)	—
Amortization of stock compensation	26	36
Write-off of debt issue costs	59	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	123	3,190
Inventories, net	165	789
Prepaid expenses and other current assets	392	(8)
Trade accounts payable	724	(522)
Accrued compensation	(125)	(337)
Other accrued expenses and liabilities	475	(176)

Total adjustments	3,319	4,560

Cash provided by (used in) operating activities	(3,569)	1,701

Cash flows from investing activities:
Purchases of property and equipment	(156)	(845)
Proceeds from sale of equipment	23	59
Net proceeds (investment) from cash surrender value of whole life insurance	252	(23)
Increase in other assets	(46)	(106)

Cash provided by (used in) investing activities	73	(915)

Cash flows from financing activities:
Proceeds from notes payable	5,119	7,089
Payments of notes payable	(419)	(8,570)
Proceeds from long-term obligations	—	485
Payments of long-term obligations	(1,657)	(257)
Payment of debt issue costs	—	(59)
Common stock repurchased	—	(7)
Proceeds from common stock issued under stock option plan	5	—
Proceeds from common stock issued under stock purchase plan	117	124

Cash provided by (used in) financing activities	3,165	(1,195)

Decrease in cash and cash equivalents	(331)	(409)
Cash and cash equivalents at beginning of period	553	2,013

Cash and cash equivalents at end of period	$222	1,604

Supplemental disclosure of cash flow information:
Cash paid for interest	$169	120

Cash paid for income taxes	$—	—

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

(1)	Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles on a going concern basis which assumes the realization of assets and payments of liabilities in the ordinary course of business. The accompanying financial statements do not include adjustments to reflect the effects of the asset sale or subsequent dissolution and liquidation of the Company, except as disclosed.

The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2002, which is derived from the Company’s audited financial statements). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of operating results that can be expected for the full year.

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

On December 2, 2002, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the operating assets to a wholly owned subsidiary of Sirenza Microdevices, Inc. (“Sirenza”). On May 5, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. The Company received $3.972 million in cash, 3.371 million shares of Sirenza’s common stock with a market value of $5.158 million as of May 2, 2003, forgiveness of $1.354 million and assumption of $4.594 million in secured loans and accrued interest payable to Sirenza. The final consideration to be received is subject to adjustments based upon finalization of the closing balance sheet. Under the terms of the Asset Purchase Agreement, the Company is required to set aside $1.510 million in cash and 1.281 million shares of Sirenza’s common stock to satisfy any indemnification claims from Sirenza that may arise prior to March 31, 2004. See Notes 11 and 12 for additional information regarding the closing of the asset sale.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

(2)	Inventories

Inventories consist of the following (in thousands of dollars):

	March 31,	June 30,
	2003	2002

Finished goods	$997	1,083
Work-in-process	470	394
Raw materials	2,413	3,536

	3880	5,013
Less allowances for excess and obsolete inventories	(1,554)	(2,522)

Net inventories	$2,326	2,491

(3)	Notes Payable and Long-term Obligations

Notes payable and long-term obligations consist of the following (in thousands of dollars):

	March 31,	June 30,
	2003	2002

Notes payable under Wells Fargo Credit Facility
Term Loan	$—	1,498
Notes payable under Sirenza Loan Facility:
Tranche A	1,354	—
Tranche B	3,314	—
Promissory notes	32	139
Capital lease obligations	9	29

	4,709	1,666
Less current installments	4,709	1,611

Long-term obligations	$—	55

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

The Loan Facility matures on September 25, 2003, is secured by substantially all of the Company’s assets and has an annual interest rate of 25% on outstanding amounts. Additionally, the Loan Facility is subject to covenants that among other things, impose limitations on capital expenditures and investments, restrict certain payments and

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

distributions and require the Company to maintain certain financial ratios based on a rolling three-month calculation.

Under the terms of the Loan Facility, Sirenza has provided for funding in two tranches. The first tranche (“Tranche A”) consists of an initial term loan of approximately $1.4 million and was used to repay amounts then outstanding under the credit facility at Wells Fargo. The second tranche (“Tranche B”) consists of additional term loans which were drawn down in accordance with an agreed upon schedule. The Company used advances under Tranche B to fund its working capital requirements.

The Company’s ability to draw down amounts under Tranche B was conditioned upon, among other things, the absence of an event of default and its representations and warranties being true and correct at the time of such draw down request. For the three month period ended December 31, 2002, the Company was in default of the Net Operating Loss covenant of the Loan Facility. For the three month period ended February 28, 2003, the Company also was in default of the Cash Used in Operations covenant. For the three month period ended March 31, 2003, the Company met the minimum requirements of the financial covenants, however the Loan Facility does not provide for the cure of an existing breach of its covenants. Under the terms of the Loan Facility, the default interest rate increased 5 percentage points from 25% to 30% effective January 1, 2003. Furthermore, Sirenza has the right to declare all amounts due on the loan immediately due and payable. At March 31, 2003, Sirenza had not taken any action to accelerate the loan, but reserved the right to do so. Upon closing of the asset sale, Sirenza’s subsidiary assumed all outstanding indebtedness under the Loan Facility, including accrued interest. See Note 12 for additional information regarding the closing of the asset sale.

(4)	Income Taxes

A valuation allowance was provided for the income tax benefit of the net operating losses incurred during the three and nine months ended March 31, 2003 and 2002.

(5)	Stockholders’ Equity

On April 25, 2002, the Company filed a Tender Offer (the “Offer”) with the Securities and Exchange Commission which offered employees the right to exchange all outstanding options to purchase shares of Company common stock with an exercise price equal to $34.50 per share for replacement options to be granted no earlier than six months and one day from the expiration of the Offer at an exercise price equal to no less than the fair market value of the common stock on that date. Under the terms and subject to the conditions set forth in the Offer, options to purchase 180,579 shares were surrendered by eligible employees and cancelled on May 23, 2002. On November 25, 2002, the Company issued replacement options to purchase an aggregate of up to 160,079 shares of common stock at an exercise price of $0.25 per share in exchange for the options surrendered pursuant to the Offer.

As a result of the signing of the Asset Purchase Agreement with Sirenza as described in Note 11 and in accordance with the Company’s Tandem Stock Option and Stock Appreciation Rights Plan (the “Plan”), all options outstanding under the Plan became immediately exercisable on December 2, 2002.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

Pursuant to the Company’s Tandem Stock Option and Stock Appreciation Rights Plan, during the nine months ended March 31, 2003, the Company had two employees exercise their right to purchase 23,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

As further discussed in Note 10, the Company signed a mutual general release with David Sherman, which among other things, released the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorney’s fees and other costs of defense. In consideration of the mutual release, Mr. Sherman agreed to transfer 100,813 shares of the Company’s common stock to the Company and the Company repaid Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. Mr. Sherman and Carolyn Kiser are former officers of the Company. On the date of execution of the mutual general release, the fair market value of the shares was approximately $76,000. On December 31, 2002, the Board of Directors authorized the retirement of the transferred shares.

Pursuant to the Company’s Employee Stock Purchase Plan, during the nine months ended March 31, 2003, the Company sold 169,874 shares of its common stock to its employees at a weighted average exercise price of $0.69 per share.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

(6)	Expenses Related to Workforce Reductions and the Proposed Transaction with Sirenza

As a result of the continuing weakness in the wireless industry and the impact it has had upon the Company’s revenues, the Company reduced its workforce and incurred severance expenses. Additionally, the Company incurred certain transaction costs in connection with the transaction with Sirenza as further discussed in Notes 11 and 12. Such costs are defined under the Loan Facility with Sirenza and include restructuring, severance benefits, legal and accounting fees and other related costs incurred. Expenses related to workforce reductions and the transaction with Sirenza were as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Legal fees	$581,000	$—
Severance expense	462,000	101,000
Other related costs	155,000	—

Total	$1,198,000	$101,000

The Company continued to incur costs related to workforce reductions and the transaction with Sirenza until the closing of the asset sale. See Notes 11 and 12 for additional information regarding the closing of the asset sale.

(7)	Expenses of Accounting Restatements, Shareholder Litigation and Related Matters

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors (the “SLC”), the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation. On January 22, 2003, the Company, the class action

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado (the “Court”). On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. See Note 10 for additional information.

Expenses relating to accounting restatements and related legal matters, net of recoveries, were as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$190,000	$373,000
Adjustment of previously recorded estimates of $286,000 (representing legal fees incurred by former officers, the present value of post-employment health care obligations and a one time separation bonus payable to Mr. Kiser) to $245,000 reflecting the settlement agreements	(41,000)	—
Adjustment of previously recorded estimates of $117,000 (representing net employment obligations payable to Mr. Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117,000)
Mr. Sherman’s transfer of 100,813 shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr. Sherman and the Company executed a mutual general release.	(76,000)	—

Total	$73,000	$256,000

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

(8)	Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(1,816)	$(1,211)	$(6,888)	$(2,859)

Weighted average common shares outstanding	7,254	7,178	7,253	7,143

Basic and diluted net loss per share	$(0.25)	$(0.17)	$(0.95)	$(0.40)

(9)	Principal Executive Office Lease Amendment

On November 12, 2002, the Company negotiated the right to terminate the lease for its principal executive office located in Denver, Colorado on June 30, 2003 (the “Termination Date”) for a payment of $594,000 and forfeiture of an existing security deposit of $81,000. The original termination date of the lease is August 31, 2013. In consideration of the option to terminate the lease early, the Company paid an additional security deposit of $50,000 to cover any damages associated with vacating the premises. In the event that the Company closed a sale of all or substantially all of its assets to Sirenza prior to the Termination Date, the Company would exercise its right to terminate the lease and pay the early termination fee within two business days of closing. On May 5, 2003 in connection with the closing of the asset sale as described in Notes 11 and 12, the Company exercised its right to terminate the lease and will pay the early termination fee on May 7, 2003. The total costs to terminate the lease including leasehold improvements that will be written off are approximately $905,000.

(10)	Litigation, Commitments and Contingencies

Securities and Exchange Commission Investigation

In December 1999, the Company learned that the SEC was conducting an investigation to determine whether there were violations of the federal securities laws by the Company or any of its officers, directors or employees. The SEC’s investigation was focused primarily

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

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

On January 22, 2003, the Company, the class action representatives and the individual defendants executed and filed a stipulation of settlement (“the Stipulation”) with the United States District Court for the District of Colorado (the “Court”). The terms under the Stipulation provide that the Company will pay $250,000 in cash and issue 2.0 million shares of its common stock to settle that action. On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. The Company anticipates that the 2.0 million shares to be issued under the Stipulation will be issued on or around May 30, 2003.

Shareholder Derivative Suit

On August 21, 2002, the District Court, City and County of Denver dismissed the shareholder derivative action filed, purportedly on behalf of the Company against Joseph Kiser, David Sherman, Jon Clark, Derek Bailey, Sarah Booher, David Lisowski, Anthony Petrelli, Jae Shim and the Company. The derivative plaintiff appealed the Court’s ruling to the Colorado Court of Appeals. On November 12, 2002, the parties filed a stipulated voluntary dismissal of the appeal. On November 14, 2002, the Colorado Court of Appeals granted the stipulated dismissal and issued its mandate ordering that the appeal be dismissed.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

Insurance Claims

Reliance Insurance Company is the issuer of the $5 million primary directors and officers’ liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate. During March 2003, the Company filed its claim against the Reliance estate; however, all rights under the claim have been assigned to the private securities class action plaintiffs pursuant to the Stipulation.

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

Company Action against Former Officers

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former President of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. The Company subsequently amended the complaint to add Ms. Joan Sherman and the Kaythern Sherman Trust as defendants. In its lawsuit, the Company sought to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also sought to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company sought to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kaythern Sherman Trust to this action because they may have received assets from Mr. Sherman that the Company may have been entitled to recover.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the termination and consulting agreement between him and the Company.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

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

During the latter half of 2002, the Company executed settlement agreements and/or mutual releases with all parties to the Company action against the former officers. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, the Company agreed to pay $245,000 in total consideration; $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release including, but not limited to, releasing the Company, Messrs. Bland, Dutkiewicz, Risley and Van Lunsen from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense, subject to the settlement of the private securities class action. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

Additionally, the Company signed a mutual general release with Mr. Sherman, which, among other things, released the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman agreed to transfer 100,813 shares of the Company’s common stock to the Company and the Company repaid Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. The Company also executed mutual release relating to litigation with Joan Sherman and the Kaythern Sherman Trust, which were signed on December 17, 2002.

The Company also signed mutual general releases with Messrs. Bailey and Clark, which, among other things, release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense.

The parties to the Company action against former officers executed a stipulation of dismissal, which dismissed the action with prejudice.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, the Company was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The Company and its counsel are investigating Anaren’s allegations. The complaint does not specify which of the Company’s products is alleged to infringe the intellectual property of Anaren, nor the exact nature of the alleged infringement. However, the Company believes that Anaren’s claim is directed at its coupler product line. The coupler line is a recently introduced product line which accounts

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

for less than $10,000 of gross sales from its inception through March 31, 2003. The Company and Anaren have entered into discussions regarding the possibility of purchasing a license to the Anaren technology that the Company is alleged to have infringed. There can be no assurance that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations or liquidity.

Other

The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse effect on its financial condition, results of operations or liquidity.

(11)	Definitive Asset Purchase Agreement with Sirenza Microdevices, Inc.

On December 2, 2002, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of its assets to Sirenza. Under the terms of the Asset Purchase Agreement, Sirenza would forgive $1.4 million in secured loans. Additionally, Sirenza would pay the Company approximately $13.6 million in cash and common stock consideration to be decreased by the amount of any indebtedness in excess of $1.4 million owed to Sirenza as of the closing date of the asset sale pursuant to the existing Sirenza Loan Facility as described in Note 3. The consideration to be received would be further increased or decreased by the amount of the net asset adjustment as described below. Forty-five percent of the net amount of consideration described above would be paid to the Company in cash and the remaining fifty-five percent would be paid in shares of Sirenza common stock, which would be valued for such purpose at $1.44 per share (the 15-day trailing average closing price of Sirenza’s common stock as quoted on the Nasdaq National Market as of the execution date of the Asset Purchase Agreement).

Pursuant to the Asset Purchase Agreement, the Company and Sirenza designated as either “included” or “excluded” each of the assets and liabilities of the Company as listed on its balance sheet at September 30, 2002, which is referred to as the reference balance sheet. By subtracting the total included liabilities from the total included assets, Sirenza and the Company agreed upon a beginning net asset balance of $8,447,000. The Company prepared a new balance sheet as of March 31, 2003, which is referred to as the preliminary closing balance sheet, on a basis consistent with that of the reference balance sheet. In accordance with the Asset Purchase Agreement, the net asset balance based on the preliminary closing balance sheet was $8,217,000 resulting in a $230,000 decrease in proceeds from the asset sale. Within fifteen business days following the closing, the Company will prepare another balance sheet as of the closing date, which shall be prepared on a basis consistent with that of the reference balance sheet, and which is referred to as the closing balance sheet. To the extent that the net asset balance listed on the closing balance sheet exceeds the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to the Company will be increased on a dollar-for-dollar basis. To the extent that the net asset balance listed on the closing balance sheet is less than the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to the Company will be decreased on a dollar-for-dollar basis.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2003

(12)	Subsequent Event

On May 5, 2003, the asset sale contemplated by the Asset Purchase Agreement as described in Note 11 was consummated. The Company received $3.972 million in cash, 3.371 million shares of Sirenza’s common stock with a market value of $5.158 million as of May 2, 2003, forgiveness of $1.354 million and assumption of $4.594 million in secured loans and accrued interest payable to Sirenza. The final consideration to be received is subject to adjustments based upon finalization of the closing balance sheet. Under the terms of the Asset Purchase Agreement, the Company is required to set aside $1.510 million in cash and 1.281 million shares of Sirenza’s common stock to satisfy any indemnification claims from Sirenza that may arise prior to March 31, 2004.

The closing of the asset sale caused the Company to incur liabilities aggregating approximately $1.9 million. The amounts due will be paid out of net proceeds from the sale. The amounts due consist of post-closing bonuses payable to key officers, investment banking fees and contract and lease termination penalties.

The Company’s remaining assets following the closing of the asset sale consist primarily of the cash surrender value of life insurance policies, Sirenza common stock, prepaid insurance and security deposits on its leased properties. All employees of the Company resigned and accepted employment with Sirenza.

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting, the Company intends to file articles of dissolution with the Secretary of State of the State of Colorado. After the articles of dissolution are filed, the Company’s operations will be limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its shareholders, all in accordance with the amended plan of dissolution.

In connection with the asset sale and subsequent dissolution of the Company, the Company filed articles of amendment to change its corporate name to VL Dissolution Corporation, effective May 5, 2003.

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

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. For example, our future results could be affected increases in the amount of our liabilities and obligations or estimated costs and expenses of operations following the closing of the asset sale; unknown or contingent liabilities arising after the closing of the asset sale; the sufficiency of the consideration received in the asset sale to cover our liabilities; declines in the price of Sirenza’s common stock following the closing of the asset sale; claims by Sirenza for indemnification under the indemnity provisions of the asset purchase agreement; the timing of distributions, if any, to our shareholders, whether Sirenza’s board of directors approves any such distributions, if any, as the terms of the asset purchase agreement require; the liability of our shareholders to creditors for an amount up to the amount of any distributions received from the Company if our reserves for payments to creditors are inadequate; the tax impact to us and our shareholders of the asset sale and the dissolution of the Company including the creation of a liquidating trust; the ultimate outcome of pending or threatened litigation as well as those factors discussed in our Form 10-K for the year ended June 30, 2002. It is also important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our company should place undue reliance on any forward-looking statement in this report.

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

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Sales

Net sales for the three months ended March 31, 2003 decreased 22.1% to $4.0 million compared with $5.2 million for the three months ended March 31, 2002. While the Company’s unit volume for its products increased slightly, the Company maintained its pattern of the last few quarters of lowering prices of its commercial signal source products to several key customers to maintain market share. Also contributing to the decline in revenue was a change in the product mix of all other products resulting in a lower average selling price for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Overall, the wireless telecommunications industry has been negatively impacted by the severe market downturn and more specifically by a rapid decline in expenditures for capital infrastructure equipment by service providers. Based on communication with our key customers and the results of benchmarking our decline in revenue against that of our competitors and customers within this industry, we do not believe that our market share has deteriorated.

Revenue from commercial signal source products was $3.1 million for the three months ended March 31, 2003, a 13.9% decrease from $3.6 million for the three months ended March 31, 2002. Revenue from all other products was $901,000 for the three months ended March 31, 2002, a 40.0% decrease from $1.5 million for the three months ended March 31, 2002. Revenue from all other products for the three months ended March 31, 2002 included fees earned from a contract termination of approximately $179,000.

Gross Profit

Gross profit for the three months ended March 31, 2003 decreased 31.8% to $1.3 million, or 32.7% of net sales, compared with $1.9 million, or 37.3% of net sales, for the three months ended March 31, 2002. The gross profit percent in any period can be affected significantly by volume, product mix and price concessions. Fixed manufacturing overhead adversely affects gross profit at lower sales levels. Accordingly, reduced sales levels combined with fixed manufacturing overhead levels comparable to prior periods has the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the three months ended March 31, 2003 and 2002 is a charge of $114,000 and $41,000 for excess and obsolete inventory, respectively.

Selling Expenses

Selling expenses for the three months ended March 31, 2003 decreased 14.9% to $588,000, or 14.6% of net sales, compared with $691,000, or 13.4% of net sales, for the three months ended March 31, 2002. The dollar decrease in selling expenses was primarily attributable to $50,000 in lower commissions paid to manufacturer’s representatives as a result of reduced sales volume and $49,000 in reduced spending for contract labor and marketing expense.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2003 decreased 20.3% to $1.2 million, or 30.7% of net sales, compared with $1.6 million, or 30.0% of net sales,

for the three months ended March 31, 2002. The dollar decrease was primarily attributable to a decrease of $274,000 in salaries and benefits due to a decrease in personnel.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2003 decreased 1.4% to $615,000, or 15.3% of net sales, compared with $624,000 or 12.1% of net sales, for the three months ended March 31, 2002.

Expenses Related to Workforce Reductions and the Transaction with Sirenza Microdevices, Inc.

As a result of the continuing weakness in the wireless industry and the impact it has had upon our revenues, we reduced our workforce and incurred severance expenses. Additionally, we incurred certain transaction costs in connection with the Asset Purchase Agreement with Sirenza Microdevices, Inc. (“Sirenza”) as described in Part I, Item II, “Liquidity and Capital Resources.” Such costs are defined under the Loan Facility with Sirenza and include restructuring, severance benefits, legal and accounting fees and other related costs incurred. Expenses related to workforce reductions and the transaction with Sirenza were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Legal fees	$168,000	$—
Severance expense	69,000	—
Other related costs	85,000	—

Total	$322,000	$—

We continued to incur costs related to workforce reductions and the transaction with Sirenza until the closing of the asset sale. See Part I, Item 2 under “Liquidity and Capital Resources” for additional information regarding the closing of the asset sale.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the “Commission”) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation as further described in

Part II, Item I, “Legal Proceedings.” On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado (the “Court”). On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. See Part II, Item 1 “Legal Proceedings” for additional information.

Expenses relating to accounting restatements and related legal matters, net of recoveries, were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$43,000	$222,000

Other Income (Expense)

Other income (expense), net, increased 541.2% to expense of $327,000 for the three months ended March 31, 2003, compared with expense of $51,000 for the three months ended March 31, 2002. The increase was primarily attributable to an increase in interest expense of $287,000 due to a larger balance of debt outstanding at March 31, 2003 as compared to March 31, 2002 at significantly higher interest rates as a result of our Loan Facility with Sirenza as discussed in Part I, Item II, “Liquidity and Capital Resources.”

Results of Operations for the Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002

Net Sales

Net sales for the nine months ended March 31, 2003 decreased 25.1% to $12.3 million compared with $16.4 million for the nine months ended March 31, 2002. While the Company’s unit volume for its commercial signal source products increased slightly, the Company maintained its pattern of the last few quarters of lowering prices of its commercial signal source products to several key customers to maintain market share. Also contributing to the decline in revenue was a change in the product mix of all other products resulting in a lower average selling price for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002. Overall, the wireless telecommunications industry has been negatively impacted by the severe market downturn and more specifically by a rapid decline in expenditures for capital infrastructure equipment by service providers. Based on communication with our key customers and the results of benchmarking our decline in revenue against that of our competitors and customers within this industry, we do not believe that our market share has deteriorated.

Revenue from commercial signal source products was $9.4 million for the nine months ended March 31, 2003, a 24.4% decrease from $12.3 million for the nine months ended March 31,

2002. Revenue from all other products was $2.9 million for the nine months ended March 31, 2003, a 29.3% decrease from $4.1 million for the nine months ended March 31, 2002. Revenue from all other products for the nine months ended March 31, 2002 included fees earned from a contract termination of approximately $436,000.

Gross Profit

Gross profit for the nine months ended March 31, 2003 decreased 46.2% to $3.5 million, or 28.2% of net sales, compared with $6.5 million, or 39.3% of net sales, for the nine months ended March 31, 2002. The gross profit percent in any period can be affected significantly by volume and price concessions. Fixed manufacturing overhead adversely affects gross profit at lower sales levels. Accordingly, reduced sales levels combined with fixed manufacturing overhead levels comparable to prior periods has the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design can result in excess inventory parts. On a quarterly basis, we review our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the nine months ended March 31, 2003 and 2002 is a charge of $329,000 and $183,000 for excess and obsolete inventory, respectively. Additionally, for the nine months ended March 31, 2002, we recognized a benefit of $268,000 of recoveries for previously written-off inventory.

Selling Expenses

Selling expenses for the nine months ended March 31, 2003 decreased 1.2% to $1.9 million, or 15.8% of net sales, compared with $2.0 million, or 12.0% of net sales, for the nine months ended March 31, 2002. The dollar decrease in selling expenses was primarily attributable to a decrease of $157,000 in commissions paid to manufacturer’s representatives as a result of reduced sales volume offset by an increase of $154,000 in salaries paid to new members of our sales management team.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2003 decreased 14.6% to $4.2 million, or 34.2% of net sales, compared with $4.9 million, or 30.0% of net sales, for the nine months ended March 31, 2002. The dollar decrease was primarily attributable to a decrease of $418,000 in salaries and benefits due to a decrease in personnel and reduced spending of $327,000 on independent contractors for accounting and information technology services.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2003 increased 12.9% to $2.2 million, or 17.7% of net sales, compared with $1.9 million or 11.7% of net sales, for the nine months ended March 31, 2002. The dollar increase was primarily attributable to $272,000 in salaries and benefits due to an increase in personnel.

Expenses Related to Workforce Reductions and the Proposed Transaction with Sirenza Microdevices, Inc.

As a result of the continuing weakness in the wireless industry and the impact it has had upon our revenues, we reduced our workforce and incurred severance expenses. Additionally, we incurred certain transaction costs in connection with the Asset Purchase Agreement with

Sirenza Microdevices, Inc. (“Sirenza”) as described in Part I, Item II, “Liquidity and Capital Resources.” Such costs are defined under the Loan Facility with Sirenza and include restructuring, severance benefits, legal and accounting fees and other related costs incurred. Expenses related to workforce reductions and the transaction with Sirenza were as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Legal fees	$581,000	$—
Severance expense	462,000	101,000
Other related costs	155,000	—

Total	$1,198,000	$101,000

We continued to incur costs related to workforce reductions and the transaction with Sirenza until the closing of the asset sale. See Part I, Item 2 under “Liquidity and Capital Resources” for additional information regarding the closing of the asset sale.

Expenses Relating to Accounting Restatements and Related Legal Matters, Net of Recoveries

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the “Commission”) that the Commission was investigating its accounting and reporting practices. Certain costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with shareholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors, the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation as further described in Part II, Item I, “Legal Proceedings.” On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado (the “Court”). On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. See Part II, Item 1 “Legal Proceedings” for additional information.

Expenses relating to accounting restatements and related legal matters, net of recoveries, were as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$190,000	$373,000
Adjustment of previously recorded estimates of $286,000 (representing legal fees incurred by former officers, the present value of post-employment health care obligations and a one time separation bonus payable to Mr. Kiser) to $245,000 reflecting the settlement agreements	(41,000)	—
Adjustment of previously recorded estimates of $117,000 (representing net employment obligations payable to Mr. Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117,000)
Mr. Sherman’s transfer of 100,813 shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr. Sherman and the Company executed a mutual general release.	(76,000)	—

Total	$73,000	$256,000

Other Income (Expense)

Other income (expense), net, increased 494.5% to expense of $755,000 for the nine months ended March 31, 2003, compared with expense of $127,000 for the nine months ended March 31, 2002. The increase was primarily attributable to an increase in interest expense of $571,000 due to a larger balance of debt outstanding at March 31, 2003 as compared to March 31, 2002 at significantly higher interest rates as a result of our Loan Facility with Sirenza as discussed in Part I, Item II, “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of March 31, 2003, our working capital deficit was $3.3 million including cash and cash equivalents of $222,000. Operations consumed $3.6 million of cash primarily attributable to the net loss incurred during the nine months ended March 31, 2003 offset by the reduction of accounts receivable through collections and lower sales volumes and the timing of payments of accrued expenses and liabilities. Our net loss for the nine months ended March 31, 2003 included charges of $1,198,000 for workforce reduction expenses and transaction costs incurred as a result of the definitive agreement with Sirenza as described below.

Cash provided by investing activities was primarily attributable to net borrowings of $252,000 against certain whole life insurance policies owned by the Company offset by capital expenditures of $156,000. Our capital expenditures include purchasing new production equipment and implementing IT e-commerce initiatives.

Cash provided by financing activities was primarily attributable to borrowings of $5.1 million under our loan facility with Sirenza and financing our Directors and Officers insurance premiums offset by $1.5 million to repay our outstanding obligations under our loan agreement with Wells Fargo.

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

Under the terms of the Loan Facility, Sirenza has provided for funding in two tranches. The first tranche (“Tranche A”) consists of an initial term loan of approximately $1.4 million and was used to repay amounts then outstanding under the credit facility at Wells Fargo. The second tranche (“Tranche B”) consists of additional term loans which were drawn down in accordance with an agreed schedule. We used advances under Tranche B to fund our working capital requirements.

Our ability to draw down amounts under Tranche B was conditioned upon, among other things, the absence of an event of default and our representations and warranties being true and correct at the time of such draw down request. For the three month period ended December 31, 2002, we were in default of the Net Operating Loss covenant of the Loan Facility. For the three month period ended February 28, 2003, we also were in default of the Cash Used in Operations covenant. For the three month period ended March 31, 2003, we met the minimum requirements of the financial covenants, however the Loan Facility does not provide for the cure of an existing breach of its covenants. Under the terms of the Loan Facility, the default interest rate increased 5 percentage points from 25% to 30% effective January 1, 2003. Furthermore, Sirenza has the right to declare all amounts due on the loan immediately due and payable. At March 31, 2003, Sirenza had not taken any action to accelerate the loan, but reserved the right to do so. Upon closing of the asset sale as described below, Sirenza’s subsidiary assumed all outstanding indebtedness under the Loan Facility, including accrued interest.

Definitive Asset Purchase Agreement with Sirenza

On December 2, 2002, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Sirenza. Under the terms of the Asset Purchase Agreement, Sirenza would forgive $1.4 million in secured loans. Additionally, Sirenza would pay us approximately $13.6 million in cash and common stock consideration to be decreased by the amount of any indebtedness in excess of $1.4 million owed to Sirenza as of the closing date of the asset sale pursuant to the existing Sirenza Loan Facility as previously described. The consideration to be received will be further increased or decreased by the amount of the net asset adjustment as described below. Forty-five percent of the net amount of consideration described above would be paid to us in cash and the remaining fifty-five percent would be paid in shares of Sirenza common stock, which would be valued for such purpose at $1.44 per share (the 15-day trailing average closing price of Sirenza’s common stock as quoted on the Nasdaq National Market as of the execution date of the Asset Purchase Agreement).

Pursuant to the Asset Purchase Agreement, both parties designated as either “included” or “excluded” each of the assets and liabilities of the Company as listed on its balance sheet at

September 30, 2002, which is referred to as the reference balance sheet. By subtracting the total included liabilities from the total included assets, both parties agreed upon a beginning net asset balance of $8,447,000. We prepared a new balance sheet as of March 31, 2003, which is referred to as the preliminary closing balance sheet, on a basis consistent with that of the reference balance sheet. In accordance with the Asset Purchase Agreement, the net asset balance based on the preliminary closing balance sheet was $8,217,000 resulting in a $230,000 decrease in proceeds from the asset sale. Within fifteen business days following the closing, we will prepare another balance sheet as of the closing date, which will be prepared on a basis consistent with that of the reference balance sheet, and which is referred to as the closing balance sheet. To the extent that the net asset balance listed on the closing balance sheet exceeds the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to us will be increased on a dollar-for-dollar basis. To the extent that the net asset balance listed on the closing balance sheet is less than the net asset balance listed on the preliminary closing balance sheet by at least $25,000, the proceeds of the asset sale to us will be decreased on a dollar-for-dollar basis.

On May 5, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. We received $3.972 million in cash, 3.371 million shares of Sirenza’s common stock with a market value of $5.158 million as of May 2, 2003, forgiveness of $1.354 million and assumption of $4.594 million in secured loans and accrued interest payable to Sirenza. The final consideration to be received is subject to adjustments based upon finalization of the closing balance sheet. Under the terms of the Asset Purchase Agreement, we are required to set aside $1.510 million in cash and 1.281 million shares of Sirenza’s common stock to satisfy any indemnification claims from Sirenza that may arise prior to March 31, 2004.

The closing of the asset sale caused the Company to incur liabilities aggregating approximately $1.9 million. The amounts due will be paid out of net proceeds from the sale. The amounts due consist of post-closing bonuses payable to key officers, investment banking fees and contract and lease termination penalties.

The Company’s remaining assets following the closing of the asset sale consist primarily of the cash surrender value of life insurance policies, Sirenza common stock, prepaid insurance and security deposits on our leased properties. All employees of the Company resigned and accepted employment with Sirenza.

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting, we intend to file articles of dissolution with the Secretary of State of the State of Colorado. After the articles of dissolution are filed, our operations will be limited to winding-up our business and affairs, selling certain of our remaining assets, discharging our known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our shareholders, all in accordance with the amended plan of dissolution.

In connection with the asset sale and subsequent dissolution of the Company, we filed articles of amendment to change our corporate name to VL Dissolution Corporation, effective May 5, 2003.

Principal Executive Office Lease Amendment

On November 12, 2002, we negotiated the right to terminate the lease for our principal executive office located in Denver, Colorado on June 30, 2003 (the “Termination Date”) for a payment of $594,000 and forfeiture of an existing security deposit of $81,000. The original termination date of the lease is August 31, 2013. In consideration of the option to terminate the lease early, we paid an additional security deposit of $50,000 to cover any damages associated with vacating the premises. In the event that we closed a sale of all or substantially all of our assets to Sirenza prior to the Termination Date, we would exercise our right to terminate the lease and pay the early termination fee within two business days of closing. On May 5, 2003, in connection with the closing of the asset sale as described above, we exercised our right to terminate the lease and will pay the early termination fee on May 7, 2003. The total costs to terminate the lease including leasehold improvements that will be written off are approximately $905,000.

Other

We own various term life and whole life insurance policies in which certain former officers are named as the insured. Under these policies, we are entitled to 100% of the net death benefits. As of March 31, 2003, the aggregate death benefits receivable under these policies was approximately $6.2 million at an approximate annual cost to maintain of $130,000. We have not recorded any gain contingency associated with the aggregate death benefits receivable, however in the event of death, the net death benefit could be material to our financial condition, results of operations and liquidity. During March 2003, we were in the process of soliciting bids to sell these policies. During April 2003, we accepted a proposal to sell these policies to an unrelated party for $380,000 and anticipate receiving the proceeds during May 2003.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to changes in interest rates results from borrowings with fixed interest rates at significantly greater than prevailing market rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. As of March 31, 2003, we had borrowed $1.4 million under the Tranche A Convertible Note and $3.3 million under the Tranche B Note at an annual interest rate of 25.0%. Effective January 1, 2003, the annual interest rate increased 5 percentage points to 30.0%. We estimate that a 1.0% upward movement in interest rates would have impacted our results of operations by less than $20,000 for the nine months ended March 31, 2003. Upon closing of the asset sale as described in Part I, Item 2, “Liquidity and Capital Resources,” Sirenza’s subsidiary assumed all outstanding indebtedness under the Loan Facility, including accrued interest.

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

VARI-L COMPANY, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The following should be read in conjunction with Note 10 to the financial statements.

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

On January 22, 2003, the Company, the class action representatives and the individual defendants executed and filed a stipulation of settlement (“the Stipulation”) with the United States District Court for the District of Colorado (the “Court”). The terms under the Stipulation provide that the Company will pay $250,000 in cash and issue 2.0 million shares of its common stock to settle that action. On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. The Company anticipates that the 2.0 million shares to be issued under the Stipulation will be issued on or around May 30, 2003.

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

Insurance Claims

Reliance Insurance Company is the issuer of the $5 million primary directors and officers’ liability insurance policy in effect for the period of time covered by the securities class action and the derivative action. In January 2002, the Reliance liquidator notified claimants concerning the procedures by which insureds and other claimants may file claims against the Reliance estate. During March 2003, the Company filed its claim against the Reliance estate; however, all rights under the claim have been assigned to the private securities class action plaintiffs pursuant to the Stipulation.

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

Company Action against Former Officers

On March 19, 2002, the Company filed a lawsuit in the District Court, City and County of Denver, against Mr. David Sherman, Mr. Joseph Kiser, individuals, and J.C. Enterprises, a Colorado general partnership. Mr. Sherman is the former President of the Company and Mr. Kiser is the former Chairman of the Company’s Board of Directors and Chief Scientific Officer. Additionally, Mr. Kiser is the General Partner of J.C. Enterprises. The Company subsequently amended the complaint to add Ms. Joan Sherman and the Kaythern Sherman Trust as defendants. In its lawsuit, the Company sought to rescind certain employment and consulting agreements between the Company and Messrs. Kiser and Sherman, and to rescind certain stock and stock option grants made to them, on the basis that such agreements were entered into, and such stock option grants were made, based upon mistaken or misrepresented information regarding the Company’s true financial performance. The Company also sought to recover the compensation and bonuses paid to them as a result of such mistaken or misrepresented information. In addition, the Company sought to recover excessive rent it paid pursuant to a lease agreement between the Company and J.C. Enterprises in reliance on misrepresented information provided by Messrs. Kiser and Sherman. The Company added Ms. Sherman and the Kaythern Sherman Trust to this action because they may have received assets from Mr. Sherman that the Company may have been entitled to recover.

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the termination and consulting agreement between him and the Company.

On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland is the Company’s President and Chief Executive Officer. Mr. Dutkiewicz is the Company’s Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van

Lunsen are on the Company’s Board of Directors and are members of the Special Litigation Committee (the “SLC”).

During the latter half of 2002, the Company executed settlement agreements and/or mutual releases with all parties to the Company action against the former officers. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, the Company agreed to pay $245,000 in total consideration, $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release including, but not limited to, releasing the Company, Messrs. Bland, Dutkiewicz, Risley and Van Lunsen from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense, subject to the settlement of the private securities class action. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

Additionally, the Company signed a mutual general release with Mr. Sherman, which, among other things, released the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman agreed to transfer 100,813 shares of the Company’s common stock to the Company and the Company repaid Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. The Company also executed mutual release relating to litigation with Joan Sherman and the Kaythern Sherman Trust, which were signed on December 17, 2002.

The Company also signed mutual general releases with Messrs. Bailey and Clark, which, among other things, release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorney’s fees and other costs of defense.

The parties to the Company action against former officers executed a stipulation of dismissal, which dismissed the action with prejudice.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, the Company was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The Company and its counsel are investigating Anaren’s allegations. The complaint does not specify which of the Company’s products is alleged to infringe the intellectual property of Anaren, nor the exact nature of the alleged infringement. However, the Company believes that Anaren’s claim is directed at its coupler product line. The coupler line is a recently introduced product line which accounts for less than $10,000 of gross sales from its inception through March 31, 2003. The Company and Anaren have entered into discussions regarding the possibility of purchasing a license to the Anaren technology that the Company is alleged to have infringed. There can be no assurance that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations or liquidity.

Other

The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse effect on its financial condition, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

Stock Grant Plan. During the quarter ended March 31, 2003, we issued 900 shares of our common stock with an aggregate fair market value of less than $1,000 to non-management members of our Board of Directors under our Stock Grant Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Stock Grant Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Tandem Stock Option and Stock Appreciation Rights Plan. During the quarter ended March 31, 2003, we sold 22,500 shares of our common stock to an employee at a price of $0.25 per share pursuant to such employee’s exercise of an option issued under our Tandem Stock Option and Stock Appreciation Rights Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Tandem Stock Option and Stock Appreciation Rights Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Employee Stock Purchase Plan. During the quarter ended March 31, 2003, we sold 86,401 shares of our common stock for a weighted average price of $0.53 per shares to employees pursuant to our Employee Stock Purchase Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Employee Stock Purchase Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited as discussed in Item 8 on Form 10-K for the period ended June 30, 2002, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

During the quarter ended March 31, 2003, we became aware of two defaults under the Sirenza Loan Facility. See Note 3 to the accompanying financial statements and Part 1, Item 2 which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on April 28, 2003.

10.1	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003.

10.2	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado.

10.3	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado.

10.4	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado.

10.5	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado.

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-L COMPANY, INC.

Date:	May 5, 2003	By:	/s/ Charles R. Bland

Charles R. Bland President and Chief Executive Officer

Date:	May 5, 2003	By:	/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Charles R. Bland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VL Dissolution Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 5, 2003

/s/ CHARLES R. BLAND

Charles R. Bland, President and Chief Executive Officer

CERTIFICATIONS

I, Richard P. Dutkiewicz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VL Dissolution Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 5, 2003

/s/ RICHARD P. DUTKIEWICZ

Richard P. Dutkiewicz, Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on April 28, 2003.

10.1	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003.

10.2	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado.

10.3	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado.

10.4	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado.

10.5	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado.

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.