Form 10-K
period 2003-06-30
VL DISSOLUTION CORP
filed 2003-09-23
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission File No. 0-23866

VL Dissolution Corporation

(Name of Issuer in its Charter)

Colorado (State or other jurisdiction of incorporation)	06-0679347 (I.R.S. Employer Identification No.)

1625 Broadway
Suite 990
Denver, Colorado 80202
(303) 592-5700
(Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.01 Par Value

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [   ] No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

          At September 15, 2003, 7,348,572 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on September 15, 2003 was $8,156,915 based on the OTCBB closing price of $1.11 per share on that date.

PART I

Item 1. Business

Introduction

VL Dissolution Corporation, formerly Vari-L Company, Inc., a Colorado corporation (the “Company”), is engaged in the process of orderly liquidation of its remaining assets, the winding up of its business and operations, and the dissolution of the Company.

On May 5, 2003, we completed the sale of substantially all of our assets to a wholly owned subsidiary of Sirenza Microdevices, Inc. (“Sirenza”). In exchange for the assets sold, we received cash and shares of Sirenza’s common stock. At the time of the closing, the cash and stock were valued at approximately $14.469 million, which consisted of $3.835 million in cash, $5.143 million in Sirenza stock (3.255 million shares valued at $1.53 per share), and assumption and forgiveness of $5.948 million in debt and accrued interest by Sirenza. We also adopted a plan of dissolution, which included the change of our corporate name to VL Dissolution Corporation. All of our officers and employees resigned or were terminated following the closing of the asset sale. To manage the Company’s wind down and liquidation, we retained Cloyses Partners, LLC (“Cloyses”), an independent consulting firm.

The asset sale resulted from a process that began in 2002, when we determined that an asset sale was in the best interest of our shareholders. That process involved consideration of various alternatives to finance the Company or sell our business. On December 2, 2002, we entered into an agreement to sell substantially all of our assets to Sirenza.

On December 19, 2002, the Board of Directors voted to approve a plan of dissolution subject to the completion of the asset sale to Sirenza. We held a special meeting of our shareholders on April 28, 2003, to approve the proposed asset sale and plan of dissolution. A quorum of shareholders was not present when the meeting was first convened on April 28, 2003, so we adjourned the meeting to May 5, 2003.

We reconvened the meeting on May 5, 2003 and at that time a quorum of the shares of common stock was present. At that meeting, our shareholders approved the proposals included in the proxy statement, including the asset sale and plan of dissolution. On that same day, we closed the asset purchase agreement and our name was changed to VL Dissolution Corporation.

Since that date, we have begun the process of the orderly liquidation of our remaining assets, the winding up of the business, and the dissolution of the Company. This process is being managed by Cloyses under the direction of our Board of Directors. This process involves the sale and disposition of assets that were not acquired by Sirenza, the payment of or provision for liabilities and other claims that were not assumed by Sirenza, and the distribution of any remaining assets to our shareholders.

Today, our primary assets are common stock of Sirenza and cash. We have sold 550,000 shares of Sirenza common stock to satisfy liabilities and wind-up expenses and to provide a cash reserve for potential future liabilities and expenses.

Our corporate headquarters are currently located at 1625 Broadway, Suite 990, Denver, Colorado 80202, and the telephone number is (303) 592-5700. Our website address is www.vl-dissolution-corp.com. We lease one building in Denver, Colorado with a total of 13,500 square feet of manufacturing and office space. We are in the process of attempting to sublease this facility since we no longer need office or manufacturing space.

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

Business Operations Prior to the Asset Sale

Prior to closing the asset sale to Sirenza, we designed, manufactured, and marketed a wide variety of radio frequency and microwave components and devices for use in wireless communications. Our products were used in many different commercial and military/aerospace applications, including wireless telecommunications networks, wireless base stations, wireless point-to-point radio systems, wireless point-to-multi-point radio systems, wireless local area networks, satellite payload, test equipment (instrumentation) and ground communications, radar systems, weapons guidance systems and advanced telemetry systems. We operated as a single business unit and will continue to report as such during liquidation. While we no longer have active business operations, the following description of our business operations prior to the asset sale is provided to aid our reader’s understanding of our historical financial statements.

Our products were primarily used as parts or components of other manufacturers’ wireless communications products or equipment. Wireless communication is the transmission of voice or data signals through the air, without a physical connection, such as a metal wire or fiber-optic cable. Information transmitted through wireless communications equipment is transmitted by electromagnetic waves, also known as signals. Electromagnetic waves vary in length, frequency, and intensity. The range of electromagnetic waves is called the spectrum, which encompasses audio near the low end and light toward the higher end. In between is the radio spectrum used in most wireless communications. RF refers to the lower frequencies in the spectrum while “microwave” refers to higher frequencies.

For more than 50 years, we supplied wireless communications products to the military/aerospace industry. In 1993, we expanded our engineering, manufacturing and sales efforts to address the growing demand for commercial wireless communications products. In 2002, we expanded our current product line by introducing wideband voltage-controlled oscillators, and stripline couplers.

Through May 5, 2003, our principal commercial customers were original equipment manufacturers (“OEMs”) and contract manufacturers that design and build electronic products and equipment such as cellular base stations, point to point radios, pagers and radar systems. These contract manufacturers included Solectron, Flextronics and Sanmina-SCI. Our commercial product lines were marketed to OEM customers including Motorola, Ericsson, Lucent, Nokia, Microwave Data Systems, Hughes Network Systems, GE Medical and Siemens. We sold our military/aerospace product lines to companies such as Raytheon, Lockheed Martin, Northrup Grumman and Textron.

Our product lines fell into two major categories: products which produce electromagnetic signals, which we refer to as signal source components, and products which receive or process electromagnetic signals, or passive components. Sales of our products were generated through a combination of manufacturers’ representatives and our own direct sales force team, and were supplemented by advertising in trade magazines, participating in trade shows and on our website. Most of our products were customized according to our customers’ specifications, but we also produced some standard products. We also designed and manufactured custom products in response to specific customer requirements. The majority of our sales were in parts that are customized to meet the performance requirements of specific customers.

Products

Prior to the closing of the asset sale to Sirenza, we had three primary product lines:

•	Commercial Signal Sources

•	High-Reliability Signal Sources

•	Military Signal Processing Components

Most of our revenue came from sales of signal source components namely, voltage-controlled oscillators (“VCOs”) and phase locked loop synthesizers (“PLLs”). These signal source components were designed to produce a high quality signal that can be used over a range of radio frequencies. We held six patents related to signal source design and technology. These patents were included in the assets sold to Sirenza.

Commercial Signal Source Components

Over the last seven years, most of our revenues came from sales of our commercial narrowband VCOs. However we were beginning to see a shift in the wireless industry from VCOs to PLLs resulting in increasing sales of our PLLs. The PLL assemblies consist of our VCOs integrated with other components and have a higher average selling price than our VCOs. Our VCOs and PLLs are used in high-performance cellular base stations and other demanding applications where signal quality is especially important.

High-Reliability Signal Source Components

Our high reliability, or hi-rel, signal source components performed the same function as the commercial signal source components. Our hi-rel signal source components, however, were constructed using different assembly techniques because they are designed to operate in different operating environments. These components were designed for wideband applications (i.e., applications involving a wider range of signal frequencies) and were constructed in hermetically sealed packages for use over extended temperature ranges and in adverse environments. Hi-rel products are typically specified for both military/aerospace and high-end industrial applications.

Military Signal Processing Components

Our military signal processing components were primarily used in military and aerospace applications. These products included power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. We also produced mixers, which are used to convert the frequency of RF and microwave signals to baseband signals.

Other Products

In March 2002, we introduced a line of 3-dB hybrid couplers. 3-dB hybrid couplers are critical components used to build high-power amplifiers, vector modulators and antenna systems.

We also offered other passive components (couplers, transformers and power dividers) that are used in a variety of niche fiber-optic applications, including cable television and point-to-point data transmission networks. However, these products did not account for a significant percentage of total revenue for the period from July 1, 2002 to May 5, 2003.

Manufacturing

Through the date of the asset sale to Sirenza, we manufactured most of our products in our own facilities in Denver, Colorado. All of our products were completed and tested at our manufacturing facilities in Denver, Colorado. Our 3dB hybrid couplers were manufactured by a contract manufacturer who specializes in the unique production process required by this product. Final testing and marking was performed at our facilities in Denver, Colorado.

Sales and Marketing

Our original business focus was on the military/aerospace market. In 1993, we expanded our market focus to include commercial applications, to lessen our susceptibility to cyclical trends in defense spending and to seek a share of the growing market for commercial wireless communications products. As a result of this shift, our business became less dependent on U.S. military spending and more dependent on the commercial telecommunications market. During the fiscal year ended June 30, 2002 and the period from July 1, 2002 to May 5, 2003, demand for our core products sold to the telecommunications equipment providers fell dramatically due to an overall slowdown within the telecommunications industry, including rapid declines in expenditures for capital infrastructure equipment by service providers.

Our commercial signal source product line accounted for 76%, 73% and 84% of revenue for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001, respectively.

The following table summarizes our net sales by product line (in thousands of dollars):

	Period
	from July	Year	Year
	1, 2002 to	Ended	Ended
	May 5,	June 30,	June 30,
	2003	2002	2001

Commercial Signal Source Components	$10,541	15,615	34,899
Hi-Rel Signal Source Components	2,684	3,651	2,808
Military Signal Processing Components	630	1,848	1,318
Other Products	56	234	2,352

Net sales	$13,911	21,348	41,377

We sold our products primarily through manufacturers’ representatives who promote and solicit orders for our products on a commission basis in exclusive marketing territories. We typically engaged 14 to 16 manufacturers’ representative firms in the U.S. We also had 20 manufacturers’ representatives covering 18 foreign countries. In addition, we had a direct-sales force.

Customers

Our principal customers were OEMs and contract manufacturers of communications equipment in either the commercial or military/aerospace marketplace. Many of our customers are large international and domestic companies with worldwide operations or prime contractors for military/aerospace work.

Through May 5, 2003, our key customers included ACAL Electronics, Hughes Network Systems, Ericsson, Motorola, Nokia, Microwave Data Systems, Siemens and Solectron in the commercial market, and Boeing (formerly Hughes), Lockheed Martin, Textron, Northrop Grumman, Raytheon and in the military/aerospace market.

The following represents the sales revenues from our largest customers as a percentage of our total sales:

	Period from
	July 1, 2002	Year ended	Year ended
	to May 5,	June 30,	June 30,
	2003	2002	2001

Nokia	23%	18%	25%
Motorola	13%	17%	15%
ACAL Electronics (includes Siemens)	11%	13%	13%

Our customers historically purchased products from us as needed, rather than through long-term supply contracts. We did, however, enter into long-term purchase agreements with some of our larger customers that established preferred vendor status for us and, in most cases, indicated estimated purchase quantities over the term of the agreement.

Competition

We considered Mini-Circuits, M/A-COM, Matsushita, ALPs, Temex and Z-Com to be our largest competitors in the commercial signal source components market. Additionally, we believed Merrimac Industries was our largest competitor in the military signal processing components market. Remec/Magnum was our primary competitor in the Hi-Rel signal source components market and Anaren Microwave was our primary competitor in the coupler market.

Research and Development

Prior to the asset sale to Sirenza, we focused our research and development efforts in the following areas:

•	Application engineering,

•	Improvement of the Commercial Signal Source product line, and

•	Development of new product lines.

Our research and development team focused on developing both new base technologies and design methodologies for existing base technologies. The application and design engineering team used these efforts and modified and/or extended them to meet specific customer needs. We also had an ongoing product improvement program.

Our research and development expenses for the period from July 1, 2002 to May 5, 2003 were $2.4 million compared to $2.7 million for the year ended June 30, 2002 and $4.0 million for the year ended June 30, 2001.

Patents

We do not have any patents at this time. On May 5, 2003 we assigned nine active U.S. Patents to Sirenza, six of which related to signal source products.

Employees

We had no employees as of June 30, 2003.

Financial Information about Geographic Regions

We attributed sales to customers based on the country to which the products are shipped. Net sales by country are as follows (in thousands of dollars):

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

United States	$5,954	8,985	15,596
China	2,506	3,800	1,532
Finland	2,217	2,995	4,110
Germany	647	1,147	4,731
Sweden	623	1,321	1,527
Italy	404	462	4,788
England	232	1,349	5,393
Canada	201	109	1,540
Other	1,127	1,180	2,160

Net sales	$13,911	21,348	41,377

Item 2. Description of Property

We currently lease one building, a 13,500 square foot building in Denver, Colorado that was our main commercial products manufacturing facility. We lease this facility from a partnership that includes our former Chief Scientific Officer as the general partner. This lease expires on October 31, 2005 and the current lease rate is $10,801 per month. We believe that the lease rate for this facility is in excess of the current fair market value lease rates for comparable facilities within the area. We are in the process of attempting to sublease this facility since we no longer need office or manufacturing space. We have listed this property for sublease with a broker; however there can be no assurance that we will be successful in subleasing this property prior to the expiration of the existing lease agreement. Even if we are successful in subleasing this property, there can be no assurance that the sublease agreement will be at prevailing market rates.

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

In September 2001, the Company agreed to a settlement with the SEC under which the Company, without admitting or denying that it violated any laws, consented to the entry of an injunction prohibiting future violations by the Company of certain periodic reporting, record keeping, internal controls, proxy solicitation and antifraud provisions of the Exchange Act. On November 9, 2001, the Company’s settlement with the SEC was approved by the United States District Court for the District of Colorado pursuant to its judgment order Final Judgment as to Vari-L, Civil Action No. 01-WM-1903, Securities and Exchange Commission v. Vari-L, David

G.Sherman, Jon L. Clark and Sarah E. Hume, United States District Court, District of Colorado.

Private Securities Class Action

A number of private shareholder class actions alleging violations of federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Colorado beginning in June 2000.

On January 22, 2003, the Company, the class action representatives and the individual defendants executed and filed a stipulation of settlement (“the Stipulation”) with the United States District Court for the District of Colorado (the “Court”). The terms under the Stipulation provided that the Company pay $250,000 in cash and issue 2.0 million shares of its common stock to settle that action. On March 28, 2003, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. On May 7, 2003, the Company paid $250,000 in cash to the class. On September 12, 2003, the Company received from the class action representatives’ claims administrator the names of the shareholders in the plaintiff class and the amount of shares to be issued to each shareholder pursuant to the settlement. On September 15, 2003, the Company’s Board of Directors approved the issuance of the 2.0 million settlement shares to the class members, which issuance is anticipated to be completed by Computershare, the transfer agent for the Company’s capital stock, within 10 to 14 days from the approval of the issuance.

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

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. In connection with the execution of the Stipulation, the Company executed a settlement agreement with AESIC in which the Company and AESIC executed mutual releases. On April 21, 2003, AESIC filed a Motion to Dismiss its action with prejudice. On August 24, 2003, the Court dismissed the action with prejudice.

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

On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland was the Company’s President and Chief Executive Officer. Mr. Dutkiewicz was the Company’s Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on the Company’s Board of Directors and were members of the Special Litigation Committee of the Board of Directors.

During the latter half of calendar 2002, the Company executed settlement agreements and/or mutual releases with all parties to the Company action against the former officers. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, the Company paid $245,000 in total consideration; $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release including, but not limited to, releasing the Company, Messrs. Bland, Dutkiewicz, Risley and Van Lunsen from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense, subject to the settlement of the private securities class action. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

Additionally, the Company signed a mutual general release with Mr. Sherman, which, among other things, released the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman transferred 100,813 shares of the Company’s common stock to the Company and the Company repaid Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. The Company also executed mutual releases relating to litigation with Joan Sherman and the Kaythern Sherman Trust on December 17, 2002.

The Company also signed mutual general releases with Messrs. Bailey and Clark, which, among other things, release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense.

The parties to the Company action against former officers executed a stipulation of dismissal. On May 5, 2003, the Court dismissed the action and all counterclaims with prejudice.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, the Company was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and expenses. The Company and its counsel are investigating Anaren’s allegations. The complaint does not specify which of the Company’s products is alleged to infringe the intellectual property of Anaren, nor the exact nature of the alleged infringement. However, the Company believes that Anaren’s claim is directed at its coupler product line. The coupler line is a recently introduced product line which accounted for less than $10,000 of gross sales from its inception through May 5, 2003. The Company has sold substantially all of its assets to Sirenza, including the products to which the company believes that Anaren’s claim is directed. Under the Company’s agreement with Sirenza, Sirenza has assumed responsibility for this claim.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders was held on April 28, 2003. Because a quorum was not present when the meeting was originally convened, the special meeting was adjourned until May 5, 2003. When the special meeting reconvened on May 5, 2003, a quorum was present and the shareholders voted on and approved the following:

Proposal I - To approve the sale by the Company of substantially all of its tangible and intangible assets to Sirenza pursuant to the terms of the Purchase Agreement.

          The results were as follows:

For	Against	Abstain	Non-Vote
3,699,284	91,662	5,680	3,581,946

Proposal II - To approve the dissolution of the Company and adopt the Plan of Dissolution of the Company, including the change of the Company’s name to VL Dissolution Corp.

          The results were as follows:

For	Against	Abstain	Non-Vote
3,694,906	94,270	7,450	3,551,946

Item 4A. Executive Officers of the Registrant

Concurrent with the closing of the asset sale with Sirenza on May 5, 2003, all employees of the Company resigned or were terminated. Effective May 6, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company is being managed by Cloyses under the direction of our Board of Directors. Following is a list of our executive officers that served through May 5, 2003, their respective ages as of May 5, 2003 and their former positions within the Company:

Name	Age	Position

Charles R. Bland	55	President, Chief Executive Officer and Director
Richard P. Dutkiewicz	48	Vice President – Finance, Chief Financial Officer and Secretary
Timothy G. Schamberger	42	Vice President – Sales and Marketing
Daniel J. Wilmot	37	Vice President – Research and Development

Charles R. Bland – President, Chief Executive Officer and Director. Mr. Bland, age 55, joined us in May 2001 as our President and Chief Executive Officer. On December 26, 2001, he was appointed to the Board of Directors. From June 1, 2000 until he joined us, he served as the President of Growzone, Inc., a software company focused on the horticultural industry, and from June 1999 until June 2000, he was the President of AmericasDoctors.com, an Internet health care content site. From 1998 to 1999, Mr. Bland was the Chief Operating Officer at Quark Incorporated, provider of shrink wrap and client server software for the publishing industry. For the previous 24 years, Mr. Bland worked in positions of increasing responsibility with Owens Corning Fiberglas, a world leader in high performance glass composites and building materials, with his final assignment being President, Africa/Latin American Operations. Mr. Bland received his B.S., Accounting and Finance, from Ohio State University and his MBA from the Sloan School, Massachusetts Institute of Technology.

Richard P. Dutkiewicz – Vice President of Finance, Chief Financial Officer and Secretary. Mr. Dutkiewicz, age 48, joined us in January 2001 as our Vice President of Finance, Chief Financial Officer and Assistant Secretary. On December 31, 2001, he was appointed Secretary of the Corporation. From 1995 to 2001, Mr. Dutkiewicz was Vice President – Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz’ previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG LLP. Mr. Dutkiewicz also serves on the Board of Directors of CareerLab.com. He received his BBA degree from Loyola University of Chicago in 1977. He is a member of the American Institute of Certified Public Accountants, Financial Executives International and the Association for Corporate Growth.

Timothy G. Schamberger – Vice President, Sales and Marketing. Mr. Schamberger, age 42, became our Vice President of Sales and Marketing in May 2002. Prior to joining us, he served in various capacities including Strategic Account Manager with M/A-COM Inc., a leading wireless RF components manufacturer since 1993. Mr. Schamberger’s previous experience also includes sales management and engineering positions with Allied Signal Aerospace Corp., a manufacturer of non-nuclear systems for nuclear weapons, and Wilcox Electric, a manufacturer of ground-based navigation aid equipment. Mr. Schamberger received his BSEE from Kansas State University in 1983.

Daniel J. Wilmot – Vice President of Research and Development. Mr. Wilmot, age 37, joined us in August 1992. He served as Product Development PLL Design Engineer and Director of Advanced Product/Development Engineer in 1993 before he was appointed Vice President of Research and Development in November 1993. Prior to joining us, Mr. Wilmot was an RF Lead Engineer with Rockwell International where he worked in management, design, development, cost management and containment for PLLs and VCOs among other hybrid RF devices. Before Rockwell International, he worked at Interstate Electronics Corp. in Anaheim, California as a Radio subsystem designer for GPS applications. Mr. Wilmot received his BSEE from University of California at Santa Barbara in June 1986 and an MSEE from the California State University at Fullerton in December 1991. Mr. Wilmot also completed the AEA/Stanford Executive Institute for Management of High-Technology Companies at Stanford University, California in August 1999.

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

The following table sets forth the high and low prices for the common stock for the periods indicated:

	High	Low

As quoted on other OTC Market:
Quarter ended June 30, 2001	$3.00	$1.25
Quarter ended September 30, 2001	$3.50	$1.00
Quarter ended December 31, 2001	$2.50	$1.00
Quarter ended March 31, 2002	$1.75	$1.00
Period from April 1 to June 25, 2002	$1.40	$0.55
OTCBB:
Period from June 26 to June 30, 2002	$1.15	$0.60
Quarter ended September 30, 2002	$1.05	$0.45
Quarter ended December 31, 2002	$0.90	$0.21
Quarter ended March 31, 2003	$0.77	$0.40
Quarter ended June 30, 2003	$0.67	$0.41

Holders

As of September 15, 2003, there were approximately 400 holders of record of our common stock.

Dividends/Distributions

We have never declared or paid a cash dividend on our common stock. Our Board of Directors presently intends to use our assets and any future earnings first to satisfy or provide for the satisfaction of our liabilities, with the balance to be distributed to our shareholders in one or more distributions. Any distributions may be in the form of cash or shares of Sirenza common stock, or a combination of the two. The declaration of any such distributions in the future would be subject to the discretion of the Board of Directors, which may consider such factors as our financial condition, contingent liabilities and expenses, and any contractual or other legal restrictions.

Equity Compensation Plan Information

See “Equity Compensation Plan Information” in Item 12.

Sales of Unregistered Securities

Stock Grant Plan. During the period from July 1, 2002 to May 5, 2003, we issued 3,600 shares of our common stock with an approximate fair market value of $1,000 to non-management members of our Board of Directors under our Stock Grant Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Stock Grant Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Employee Stock Purchase Plan. During the period from July 1, 2002 to May 5, 2003, we sold 96,079 shares of our common stock for a weighted average price of $0.24 per share to employees pursuant to our Employee Stock Purchase Plan. Although we have filed a registration statement on Form S-8 covering the shares issuable under the Employee Stock Purchase Plan, due to the fact that certain of our financial statements for the periods prior to June 30, 2000 are unaudited, we have issued such shares in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Issuance of Class Action Settlement Shares. Pursuant to the settlement of the private securities class action, we authorized the issuance of 2.0 million shares of our common stock to the members of the plaintiff class on or about September 15, 2003. Based on the closing price of our common stock on September 15, 2003, the aggregate fair market value of the common stock was approximately $2,220,000. Since the terms and conditions of the issuance of the shares was approved by the United States District Court for the District of Colorado as fair and reasonable to the members of the class, the shares are to be issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected historical financial information presented below (in thousands of dollars, except share and per share data) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto. Certain fiscal year 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation. Information prior to January 1, 1999 cannot be prepared without unreasonable effort and expense. The financial statements for periods prior to June 30, 2000 have not been audited.

Upon the sale of substantially all of our operating assets to Sirenza on May 5, 2003, we terminated our employees and ceased operations. Accordingly, a comparison of the selected financial data for the period from July 1, 2002 to May 5, 2003 with that of the prior fiscal years should take into account the fact that the Company ceased its operations just over ten months after the beginning of the fiscal year ended June 30, 2003.

	Period			Twelve
	from	Year	Year	Months
	July 1, 2002	Ended	Ended	Ended
	to May 5,	June 30,	June 30,	June 30,
	2003	2002	2001	2000

Statement of Operations Data:
Net sales	$13,911	21,348	41,377	30,597
Cost of goods sold	10,148	13,582	21,747	17,540

Gross profit	3,763	7,766	19,630	13,057

Operating expenses:
Selling	2,299	2,925	4,268	3,636
General and administrative	5,040	6,398	9,664	4,436
Research and development	2,444	2,653	4,021	5,646
Expenses related to workforce reductions and the asset sale to Sirenza	3,636	101	—	—
Expenses related to accounting restatements and the related shareholder litigation	82	1,805	2,387	469

Total operating expenses	13,501	13,882	20,340	14,187

Operating loss	(9,738)	(6,116)	(710)	(1,130)
Other income (expense):
Interest income	18	48	416	460
Interest expense	(866)	(199)	(1,062)	(873)
Gain on disposition of assets	6,284	—	—	—
Other, net	375	12	(43)	(35)

Total other income (expenses)	5,811	(139)	(689)	(448)

Net loss	$(3,927)	(6,255)	(1,399)	(1,578)

Loss per share	$(0.54)	(0.87)	(0.20)	(0.25)

Weighted average shares outstanding	7,258,853	7,152,342	7,083,866	6,232,964

	June 30,	June 30,	June 30,
	2002	2001	2000
Balance Sheet Data at Period End:
Cash and cash equivalents	$553	2,013	11,030
Working capital	1,999	7,093	6,742
Total assets	13,394	20,454	32,571
Notes payable and current installments of long-term obligations	1,611	1,764	11,566
Long-term obligations	55	1,321	92
Total stockholders’ equity	7,739	13,829	14,685

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. Changes in our net assets in liquidation since May 5, 2003 are as follows:

Period from
May 6, 2003 to
June 30, 2003

Net increase in net assets in liquidation:
Mark-to-market adjustment on investment in common stock of Sirenza	$1,920

Net increase in net assets in liquidation	1,920

Net assets in liquidation, May 5, 2003	2,588

Net assets in liquidation, June 30, 2003	$4,508

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a number of assumptions by us about the future, usually based on current conditions. These assumptions may or may not prove to be correct and, as a result, our own forward-looking statements may also be inaccurate. On the other hand, based on what we know today and what we expect in the future, we believe that the forward-looking statements we make in this report are reasonable. In most cases, when we use words like “believe,” “expect,” “estimate,” “anticipate,” “project,” “plan,” or “predict” to describe something which has not yet occurred, we are making a forward-looking statement.

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. For example, our future results could be affected by the cost of satisfying currently known liabilities, the need to satisfy unanticipated liabilities that might arise in the future, the expenses of dissolving and winding up the Company, and the price at which Sirenza stock may be held or sold. It is important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our Company should place undue reliance on any forward-looking statement in this report.

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and our financial statements and the notes thereto beginning on page F-1. The financial statements for periods prior to June 30, 2000 have not been audited. Our fiscal year end was changed to June 30 effective in 2000. Previously, our fiscal year ended on December 31. Prior to May 5, 2003, our operations consisted of a single business segment — the design, manufacture and sale of a wide variety of radio frequency and microwave components and devices mainly used in the wireless communications industry.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical and liquidation based financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluated our estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation and commitments and contingencies. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies impacted our more significant judgments and estimates used in the preparation of our historical and liquidation based financial statements.

Revenue Recognition and Allowances for Doubtful Accounts

Revenues were recognized at the time of shipment to, or acceptance by, the customer, provided title and risk of loss transferred to the customer.

We maintained allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was determined based on review of the overall condition of accounts receivable balances and review of significant past due accounts. Additionally, we maintained credit insurance on certain of our foreign accounts receivable. If the financial condition of our customers deteriorated, resulting in an impairment of their ability to make payments, additional allowances were provided.

Inventory Valuation

We valued our inventories at lower of cost or market on a part-by-part basis. Additionally, we made estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determined excess and obsolete inventory based on an estimate of the future demand within a specified time horizon, generally twelve months. The estimates we used for demand were also used for near-term capacity planning and inventory purchasing and were consistent with our revenue forecasts. If our actual forecast was less than our demand forecast, we provided additional excess inventory charges, which decreased future gross margin and net operating results.

Commitments and Contingencies

We were party to various legal proceedings and claims, as well as various other commitments and contingencies. We recorded a liability if it was (1) probable that an obligation was incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation could be reasonably estimated.

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting on May 5, 2003, we filed articles of dissolution with the Secretary of State of the State of Colorado. Upon filing of the articles of dissolution, our operations were limited to winding-up our business and affairs, selling our remaining assets, discharging our known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our shareholders, all in accordance with the amended plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of May 5, 2003. The accompanying statements of operations, stockholders’ equity and cash flows for the period from July 1, 2002 to May 5, 2003 and for each of the years in the two year period ended June 30, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Upon changing to the liquidation basis of accounting, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received, we recorded $1.317 million of accrued costs of liquidation representing an estimate of the costs to be incurred during dissolution; however, actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation.

At June 30, 2003, the following represents the estimated costs of liquidation (in thousands of dollars):

Insurance premiums	$407
Officer stay payments	383
Legal, audit and tax services	349
Other estimated costs of liquidation	178

Total	$1,317

Upon closing of the asset sale on May 5, 2003, we received shares in the common stock of Sirenza. Those shares increased in value by $1.9 million during the period from May 6, 2003 to June 30, 2003, which increase has been recorded as a mark-to-market adjustment in the accompanying Statement of Changes in Net Assets in Liquidation for the period from May 6, 2003 to June 30, 2003.

Results of Operations for the period from July 1, 2002 to May 5, 2003 compared with the Fiscal Year Ended June 30, 2002

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations are not comparable to the year ended June 30, 2002. Results of operations do not reflect adjustments recorded upon the change to the liquidation basis of accounting.

Net Sales

Net sales for the period from July 1, 2002 to May 5, 2003 decreased 34.8% to $13.9 million compared with $21.3 million for the year ended June 30, 2002. While our unit volume for its commercial signal source products increased slightly, we maintained our pattern of the last few quarters of lowering prices of our commercial signal source products to several key customers to maintain market share. The sale of all of our operating assets on May 5, 2003 also contributed to the decline in revenue. Overall, the wireless telecommunications industry has been negatively impacted by the severe market downturn and more specifically by a rapid decline in expenditures for capital infrastructure equipment by service providers.

Gross Profit

Gross profit for the period from July 1, 2002 to May 5, 2003 decreased 51.5% to $3.8 million, or 27.1% of net sales, compared with $7.8 million, or 36.4% of net sales, for the year ended June 30, 2002. The gross profit percent in any period can be affected significantly by volume and price concessions. Fixed manufacturing overhead adversely affects gross profit at lower sales levels. Accordingly, reduced sales levels combined with fixed manufacturing overhead levels comparable to prior periods has the effect of lowering gross profit as a percentage of sales. Additionally, changes in market demand for our products, combined with changes in product design resulted in excess inventory parts. On a quarterly basis, we reviewed our inventory on hand and firm purchase commitments versus our sales forecast to determine the adequacy of the existing reserve for excess and obsolete inventory.

Included in cost of goods sold for the period from July 1, 2002 to May 5, 2003 and for the year ended June 30, 2002 is a charge of $475,000 and $564,000 for excess and obsolete inventory, respectively. Additionally, for the year ended June 30, 2002, we recognized a benefit of $268,000 of recoveries for previously written-off inventory.

Selling Expenses

Selling expenses for the period from July 1, 2002 to May 5, 2003 decreased 21.4% to $2.3 million, or 16.5% of net sales, compared with $2.9 million, or 13.7% of net sales, for the year ended June 30, 2002. The dollar decrease in selling expenses was primarily attributable to a decrease of $267,000 in commissions paid to manufacturer’s representatives as a result of reduced sales volume. The sale of all of our operating assets on May 5, 2003 also contributed to the decline in selling expenses.

General and Administrative Expenses

General and administrative expenses for the period from July 1, 2002 to May 5, 2003 decreased 21.2% to $5.0 million, or 36.2% of net sales, compared with $6.4 million, or 30.0% of net sales, for the year ended June 30, 2002. The dollar decrease was primarily attributable to a decrease of $1.4 million in salaries paid and independent contractors utilized for accounting and information technology services. The sale of all of our operating assets on May 5, 2003 also contributed to the decline in general and administrative expenses.

Research and Development Expenses

Research and development expenses for the period from July 1, 2002 to May 5, 2003 decreased 7.9% to $2.4 million, or 17.6% of net sales, compared with $2.7 million or 12.4% of net sales, for the year ended June 30, 2002.

Expenses Related to Workforce Reductions and the Asset Sale to Sirenza

As a result of the continuing weakness in the wireless industry and the impact it had upon our revenues, we reduced our workforce and incurred severance expenses. Additionally, we incurred costs in connection with the asset sale to Sirenza. Expenses related to workforce reductions and the asset sale to Sirenza were as follows (in thousands of dollars):

	Period from
	July 1, 2002 to	Year ended
	May 5, 2003	June 30, 2002

Severance and post-closing bonuses	$1,031	101

Legal fees	665	—
Investment bankers’ fees	502	—
Lease termination penalties	825	—
Asset impairment	451	—
Other related costs	162	—

Total	$3,636	101

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

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation as further described in Part II, Item I, “Legal Proceedings.” On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado (the “Court”). On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. See Part I, Item 3 “Legal Proceedings” for additional information.

Expenses relating to accounting restatements and related legal matters, net of recoveries, were as follows (in thousands of dollars):

	Period from
	July 1, 2002 to	Year ended
	May 5, 2003	June 30, 2002

Legal fees incurred in connection with the shareholder lawsuits, Special Litigation Committee and the global settlement	$199	472
Adjustment of previously recorded estimates of $286,000 (representing legal fees incurred by former officers, the present value of post-employment health care obligations and a one time separation bonus payable to Mr. Kiser) to $245,000 reflecting the settlement agreements	(41)	—
Adjustment of previously recorded estimates of $117,000 (representing net employment obligations payable to Mr. Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117)
Mr. Sherman’s transfer of 100,813 shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr. Sherman and the Company executed a mutual general release	(76)	—
Approximate cost to settle the Private Securities Class Action	—	1,450

Total	$82	1,805

Other Income (Expense)

Interest expense increased 335.2% to $848,000 for the period from July 1, 2002 to May 5, 2003, compared with expense of $199,000 for the year ended June 30, 2002. The increase was primarily attributable to an increase in interest expense of $649,000 due to a larger balance of debt outstanding during the period from July 1, 2002 to May 5, 2003 as compared to the year ended June 30, 2002 at significantly higher interest rates as a result of our Loan Facility with Sirenza.

The sale of all of our operating assets on May 5, 2003 contributed to the net gain of $6.3 million. Other income, net, primarily represents a gain of $375,000 on the sale of various term and whole life insurance policies.

Net Loss and Loss per Share

Due to the factors described above, our net loss decreased $2.6 million to $3.9 million, or $0.54 per share, for the period from July 1, 2002 to May 5, 2003, compared with a net loss of $6.3 million, or $0.87 per share, for the year ended June 30, 2002.

Results of Operations for the Year Ended June 30, 2002 compared with the Year Ended June 30, 2001

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

Gross Profit

Gross profit for the year ended June 30, 2002 decreased 60.6% to $7.7 million, or 36.1% of net sales, compared with $19.6 million, or 47.4% of net sales, for the year ended June 30, 2001. The gross profit percent in any period is affected significantly by volume and unusual items.

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

In April 2002, we filed a Tender Offer (the “Offer”) with the SEC which offered employees the right to exchange all outstanding options to purchase shares of the Company’s common stock with an exercise price equal to $34.50 per share for replacement options to be granted no earlier than six months and one day from the expiration of the Offer at an exercise price equal to no less than the fair market value of the common stock on the grant date. Under the terms and subject to the conditions set forth in the Offer, 180,579 options were surrendered by eligible employees and cancelled on May 23, 2002. We issued replacement options to purchase an aggregate of up to 180,579 shares of common stock in exchange for the options surrendered pursuant to the Offer on November 25, 2002.

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

Included in these expenses for the year ended June 30, 2002, is $1.45 million representing the approximate cost to settle the Private Securities Class Action as described in Item 3, “Legal Proceedings” offset by a benefit of $117,000 resulting from an adjustment of an estimated liability recorded in a previous period. These expenses included the cost of external counsel for services provided in connection with shareholder lawsuits and the SEC investigation, the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees for their legal fees and expenses. The accounting restatements were completed in February 2001, however we continued to incur costs related to implementing the settlement of the shareholder litigation.

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

Net Loss and Loss per Share

Due to the factors described above, our net loss increased $4.9 million to $6.3 million, or $0.87 per share, for the year ended June 30, 2002, compared with a net loss of $1.4 million, or $0.20 per share, for the year ended June 30, 2001.

Liquidity and Capital Resources

At of June 30, 2003, we had $60,000 of unrestricted cash. During the period from July 1, 2002 to May 5, 2003, operations consumed $4.4 million of cash primarily due to losses incurred.

During the period from July 1, 2002 to May 5, 2003, investing activities provided $4.0 million of cash due primarily to the sale of substantially all of our operating assets to Sirenza. We received $3.8 million in cash and 3.3 million shares of Sirenza’s common stock with a market value of $5.1 million at May 5, 2003.

During the period from July 1, 2002 to May 5, 2003, financing activities provided $3.8 million in cash primarily due to forgiveness and assumption of $5.3 million in secured loans in connection with the closing of the asset sale.

Outstanding Liabilities and Investment in Common Stock of Sirenza

At June 30, 2003, we had $2.5 million in liabilities and an investment in the common stock of Sirenza valued at $6.6 million. During August and September 2003, we sold 550,000 shares of the common stock of Sirenza at an average price of $3.76. Proceeds from the sale are being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to shareholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our shareholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim. As of the date of this filing, no distributions have been made to shareholders. We intend to make an initial distribution of the Sirenza stock to our shareholders during October 2003.

Factors Affecting Our Future Results

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of us. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

The proceeds from the sale of the Sirenza common stock received in the asset sale are uncertain.

Sirenza issued 3,255,000 shares to us upon the closing of the asset purchase agreement. Subsequent to that date, we have sold 550,000 shares of Sirenza stock in the open market to provide liquidity to pay our obligations as they become due. We and our shareholders bear the risk that we may not be able to promptly resell the shares as a result of market conditions, securities law restrictions, restrictions contained in the asset purchase agreement, or other factors. Additionally, approximately 1.3 million shares of Sirenza stock bear a restrictive stop legend subject to stop transfer restrictions imposed by Sirenza and will remain restricted until the later of March 31, 2004 or the date at which all indemnified parties are paid or otherwise resolved. Accordingly, we and our shareholders will bear market risk with respect to a decline in the trading price of Sirenza’s stock until such shares are resold.

We may not be able to pay, or provide for the payment of, all our liabilities and obligations. Even though the asset sale to Sirenza has been completed, the proceeds we received may not be sufficient to pay or provide for the payment of all our known and unknown liabilities and obligations. While we believe that we have sufficient assets available to provide for all these obligations, the market price of the Sirenza stock could decline to a point where it is worthless.

Management is unable to develop reliable estimates of future operating results or the ultimate realizable value of remaining assets due to the current uncertainties surrounding the final dissolution of the Company. Accordingly, management cannot determine the precise amount of distributions that will be available after resolution of any unknown or contingent liabilities.

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting on May 5, 2003, we filed articles of dissolution with the Secretary of State of the State of Colorado. Upon filing of the articles of dissolution, our operations were limited to winding-up its business and affairs, selling certain of our remaining assets, discharging our known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our shareholders, all in accordance with the amended plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of May 5, 2003. Upon changing to the liquidation basis of accounting, we recorded $1.317 million of accrued costs of liquidation representing an estimate of the costs to be incurred during dissolution. However, actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by the Company and adjustments, if any, to estimated costs of liquidation.

It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our shareholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim. As of the date of this filing, no distributions have been made to shareholders. We intend to make an initial distribution of the Sirenza shares to our shareholders during October 2003.

Effect of Recently Issued Accounting Standards

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements for fiscal year 2003. Adoption of this standard did not have a material impact on its results of operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements of SFAS No. 148 are included in these Notes to the Financial Statements. The financial statements comply with the disclosure requirements of this new standard. All options were terminated concurrent with the asset sale to Sirenza. Accordingly, SFAS No. 148 will not impact the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition, results of operations or cash flows.

In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Colorado Business Bank. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our results of operations by less than $1,000 for the year ended June 30, 2003. Additionally we are exposed to the effects of adverse changes in the fair value of marketable securities. We currently have an investment in the common stock of Sirenza acquired in connection with the asset sale with no financial instrument in place to manage the impact of a change in the fair value. We estimate that a 10% increase or decrease in the fair value would have impacted the change in net assets in liquidation by approximately $661,000 at June 30, 2003.

As of June 30, 2002, we were exposed to certain market risks resulting from borrowings with floating interest rates for which we had no financial instruments in place to manage the impact of changes in interest rates. At June 30, 2002, we had notes payable outstanding of $1.5 million under our term loan with Wells Fargo at an interest rate of 10.25%. Additionally, in connection with the acquisition of certain assets of Asvan Technology, LLC, we had $139,000 outstanding on a two-year promissory note at an interest rate of 10.00%. We estimated that a 10% upward movement in interest rates would have impacted our results of operations by less than $200,000 for the year ended June 30, 2002. Due to the repayment of our obligations under these notes, we are no longer exposed to such market risks with respect to the notes.

Item 8. Financial Statements

The financial statements and related financial information required to be filed hereunder begins on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of May 5, 2003, VL Dissolution Corp. (the “Company”) sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, it is unable to perform the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).

PART III

Item 10. Directors of the Registrant

Board of Directors

David A. Lisowski – Director. Mr. Lisowski, age 50, was elected a Director on June 26, 1996. Mr. Lisowski is the President and a Director of the Denver Wholesale Florist Company, a national wholesale florist, for which he has been the President and Chief Executive Officer since 1993. He was employed by Central Bank of Denver, N.A., a commercial bank in Colorado, and various affiliated banks from 1972 to 1992. His employment with Central Bank included serving as Senior Vice President of Commercial Lending in Southern Colorado as well as various other positions. Mr. Lisowski attended Metropolitan State College where he received a BS degree in Finance in 1988.

Anthony B. Petrelli – Acting Chairman of the Board and Director. Mr. Petrelli, age 50, was elected a Director on October 17, 1997 and became Acting Chairman of the Board of Directors on July 3, 2001. Mr. Petrelli has served as Senior Vice President of Investment Banking Services at Neidiger, Tucker, Bruner, Inc., an investment banking firm and registered broker-dealer in Denver, Colorado, since May of 1987. He formerly served as a Director of Guardian Acceptance Corp., a consumer finance company in Denver, Colorado, for which he served as President from September 1996 until December 1997. Mr. Petrelli received a BS degree in Business in 1974 and an MBA in 1979 from the University of Colorado.

David M. Risley – Director. Mr. Risley, age 59, was elected a Director on November 27, 2001. He currently serves as Senior Vice President and Chief Financial Officer of La-Z-Boy Inc., a $2.2 billion furniture manufacturer. Prior to joining La-Z-Boy, he was Vice President of Finance and Chief Financial Officer with Aeroquip Vickers, Inc., a manufacturing firm serving the industrial, aerospace and automotive markets with power and motion control devices, fluid connectors and composite components. He also had served as Vice President and Controller of Heizer Corporation, a venture capital and business development firm and in various positions with TransUnion Corporation, a diversified conglomerate. He began his career as a Certified Public Accountant with Arthur Young & Company (now Ernest & Young LLP). He holds a BBA in Accounting from the University of Iowa and an MBA in Finance from Loyola University of Chicago.

Gil J. Van Lunsen – Director. Mr. Van Lunsen, age 61, was elected a Director on June 1, 2001. He retired from KPMG in June 2000 following 32 years of service. Nine years after joining KPMG in 1968 as an assistant accountant, he became partner and subsequently was promoted to partner in charge of national accounting and audit training. In 1994, he was appointed managing partner of the Tulsa, Oklahoma office, a position he held until his retirement in 2000. Mr. Van Lunsen is the Chairman of the Audit Committee of Hillcrest Healthcare Systems, a Tulsa, Oklahoma based hospital system and Array BioPharma, a Boulder, Colorado based drug discovery company. He was a member of the Ethics Compliance Committee of Tyson Foods from March 1998 to December 2002. He received his BSBA in Accounting and Finance from the University of Denver in 1968 and is a Certified Public Accountant.

Concurrent with the closing of the asset sale on May 5, 2003, Mr. Charles R. Bland, Ms. Sarah Booher and Mr. Robert C. Dixon resigned from their positions on the Board of Directors.

The Company currently does not have any employees or executive officers. All persons providing services to the Company, including Cloyses, are doing so in their capacity as independent contractors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. It has come to our attention, however, that with respect to the fiscal year ended June 30, 2002, Daniel Wilmot, our former Vice President of Advanced Technology, failed to timely file a Section 16(a) form in connection with an option exchange. On May 23, 2002, Mr. Wilmot tendered to the Company an option granted to him on December 27, 1999 in connection with an option exchange. No Section 16(a) filing was made in connection with this disposition due to a misunderstanding as to the applicability of Section 16(a) reporting requirements with respect to the option exchange. The replacement option was subsequently issued on November 24, 2002, in connection with which a Section 16(a) form was timely filed which reported both the disposition of the original option and the issuance of the replacement option.

Item 11. Executive Compensation

The following table summarizes the compensation for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001 of our Chief Executive Officer and our two most highly compensated Executive Officers whose salary and bonus exceeded $100,000:

						Long-Term
		Annual Compensation				Compensation Awards

				Other			Securities
Name				Annual		Restricted	Underlying	All
and				Compen-		Stock	Options/	Other
Principal		Salary	Bonus	sation		Award(s)	SARs	Compen-
Position	Year	($)	($)	($)		($)	(#)	sation

Charles R. Bland	2003	210,959	-0-	8,438	(1)	-0-	-0-	153,750	(2)
President and	2002	238,462	20,100	10,000	(3)	-0-	51,000	-0-
CEO	2001	31,250	-0-	1,538	(4)	-0-	85,000	-0-
Richard P. Dutkiewicz	2003	134,592	60,000	8,438	(5)	-0-	-0-	60,469	(6)
Vice President of	2002	152,192	28,500	10,000	(7)	-0-	40,000
Finance and CFO	2001	63,462	10,000 (8)	2,692	(9)	-0-	20,000
Timothy G. Schamberger	2003	139,233	-0-	91,938	(10)	-0-	-0-	62,188	(11)
Vice President of	2002	19,038	-0-	1,154	(12)	-0-	25,000
Sales and Marketing	2001	-0-	-0-	-0-		-0-	-0-

(1)	Includes an automobile benefit of $8,438.

(2)	Includes a post-closing termination payment of $153,750

(3)	Includes automobile benefit of $10,000.

(4)	Includes automobile benefit of $1,538.

(5)	Includes an automobile benefit of $8,438.

(6)	Includes a post-closing termination payment of $60,469

(7)	Includes automobile benefit of $10,000.

(8)	Includes sign-on bonus of $10,000.

(9)	Includes automobile benefit of $2,692.

(10)	Includes an automobile benefit of $8,438 and sign-on/moving bonus of $83,500.

(11)	Includes a post-closing termination payment of $62,188

(12)	Includes automobile benefit of $1,154.

None of the named Executive Officers received additional perquisites or other personal benefits the aggregate amount of which was the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for such persons.

Option/SAR Grants in Last Fiscal Year

There were no grants of stock options and appreciation rights during the last fiscal year to any of the named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Values

The following table sets forth information concerning each exercise of stock options during the last fiscal year by each of our Executive Officers and the fiscal year end value of unexercised options:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs at	Options/SARs at
			Fiscal Year-	Fiscal Year-
			End(#)(1)	End($)(1)
Shares
	Acquired on	Value Realized	Exercisable/	Exercisable/
Name	Exercise(#)	($)	Unexercisable	Unexercisable

Charles R. Bland	-0-	N/A	0/0	$0/$0
Richard P. Dutkiewicz	-0-	N/A	0/0	$0/$0
Timothy G. Schamberger	-0-	N/A	0/0	$0/$0

(1)  Upon termination or resignation of the named executive officers, all outstanding options were canceled.

Directors’ Compensation

We currently have an arrangement whereby each outside Director receives $3,000 per financial quarter. Additionally, the Chairman of the Audit Committee receives an additional $1,000 per financial quarter. We reimburse outside Directors for their expenses in attending meetings of the Board of Directors and its committees.

Employment Agreements with Officers

Concurrent with the signing of the asset purchase agreement, each of Messrs. Bland, Dutkiewicz, Schamberger, Wilmot and Mr. Larry Romero amended their then existing employment agreements with the Company by signing termination letters that were effective upon the closing of the asset sale.

Under the terms of their termination letters, each of Messrs. Dutkiewicz, Schamberger, Wilmot and Romero are entitled to receive (i) a payment equal to approximately four months’ worth of such officer’s salary (determined at the time such officer executed the termination letter) to be paid following the closing of the asset sale, (ii) a payment equal to approximately four months’ worth of such officer’s salary (determined at the time such officer executed the termination letter) to be paid one year after the closing of the asset sale provided such officer remains employed by Sirenza and (iii) if the officer is terminated by Sirenza other than for cause prior to the one year anniversary of the closing of the asset sale, a payment equal to the difference between what such officer would have received under such original employment agreement and the payment described in (i) above. The Company anticipates that the cost of the payments to Messrs. Dutkiewicz, Schamberger, Wilmot and Romero in connection with their termination letters could be as large as $120,938, $124,375, $116,000 and $96,375, respectively.

Under the terms of Mr. Bland’s termination letter, he is entitled to receive (i) a payment equal to approximately seven and one-half months’ worth of his salary (determined at the time Mr. Bland executed the termination letter) to be paid following the closing of the asset sale, (ii) a payment equal to approximately seven and one-half months’ worth of his salary (determined at the time Mr. Bland executed the termination letter) to be paid one year after the closing of the asset sale provided Mr. Bland remains employed by Sirenza and (iii) in the event Mr. Bland is terminated by Sirenza other than for cause prior to the one year anniversary of the closing of the asset sale, a payment equal to the difference between what Mr. Bland would have received under his original employment agreement and the payment described in (i) above. The Company anticipates that the cost of the payments to Mr. Bland in connection with his termination letter could be as large as $307,500.

Concurrently with the signing of the asset purchase agreement, each of Messrs. Bland, Dutkiewicz, Schamberger and Wilmot entered into offer letters with Sirenza that were effective with the closing of the asset sale. Such offer letters provide for “at-will” employment of each officer.

In addition to the compensation contemplated by Mr. Dutkiewicz’s termination letter, upon closing of the asset sale, Mr. Dutkiewicz received a bonus payment of $60,000.

Compensation Committee Interlocks

We had a Compensation Committee which, in fiscal 2003, was comprised of David A. Lisowski (Chairman), Sarah L. Booher and Anthony B. Petrelli. Upon closing of the asset sale, the Compensation Committee was disbanded.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of June 30, 2003, the Company had no securities to be issued upon exercise of outstanding options, warrants or rights. All equity compensation plans have been terminated in connection with the asset sale and dissolution of the Company.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of shares of our Common Stock owned beneficially, as of August 30, 2003, by any person who is known to us to be the beneficial owner of five percent or more of such Common Stock, and, in addition, by each of our Directors and Executive Officers, and by all of our Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons. For purposes of this disclosure, the amount of our Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date by each individual, irrespective of exercise price. In connection with the asset sale and dissolution of the Company, all outstanding options were canceled effective May 5, 2003.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Joseph H. Kiser	411,538	5.6%
6160 South Olathe Street Aurora, Colorado 80016
David A. Lisowski	4,200	<1%
4800 Dahlia Denver, Colorado 80216
Anthony B. Petrelli	3,000	<1%
1675 Larimer St., #300 Denver, Colorado 80202
Gil J. Van Lunsen	1,250	<1%
171 Crazy Horse Drive Durango, Colorado 81301
David M. Risley	900	<1%
1284 North Telegraph Road Monroe, Michigan 48162-3390
Charles R. Bland	38,669	<1%
4895 Peoria Street Denver, Colorado 80239
Richard P. Dutkiewicz	17,962	<1%
4895 Peoria Street Denver, Colorado 80239
Timothy G. Schamberger	—	—
6936 Chestnut Court Parker, Colorado 80134
All Directors and Executive	65,981	<1%
Officers as a Group (7 Persons)

Item 13. Certain Relationships and Related Transactions

In the past, the Company has entered into various transactions with its officers and major shareholders. Transactions with such individuals which subject the Company to continuing obligations are described below.

Lease

We currently lease one building, a 13,500 square foot building in Denver, Colorado that was our main commercial products manufacturing facility. We lease this facility from a partnership that includes our Mr. Joseph H. Kiser as the general partner. The lease expires in 2005 and contains provisions which would permit us to extend the terms of the lease. Total rent expense associated with this lease for the period from July 1, 2002 to May 5, 2003 was $110,000. There was no rent expense incurred for the period May 6, 2003 to June 30, 2003 due to a sublease agreement in place between us and Sirenza at substantially identical terms to the lease agreement. The sublease agreement expired on June 30, 2003. We believe that the lease rate for this facility is in excess of the current fair market value lease rates for comparable facilities within the area. We are in the process of attempting to sublease this facility since we no longer need office or manufacturing space. We have listed this property for sublease with a broker; however there can be no assurance that we will be successful in subleasing this property prior to the expiration of the existing lease agreement. Even if we are successful in subleasing this property, there can be no assurance that the sublease agreement will be at prevailing market rates.

Settlement Agreement with Shareholder

During the latter half of 2002, the Company executed a settlement and release agreement with Mr. Kiser related to an employment agreement between the Company and Mr. Kiser. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, a Colorado general partnership of which Mr. Kiser is a general partner, the Company paid $245,000 in total consideration consisting of $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release with the Company. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

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

The Company has entered into an Amended and Restated Indemnity Agreement with each of Gil J. Van Lunsen, Sarah I. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles R. Bland and Richard P. Dutkiewicz, each dated as of March 11, 2003 (the “Indemnity Agreements”). The Indemnity Agreements provide that the Company shall indemnify each indemnitee to the fullest extent permitted by law, including against any and all reasonable expenses, witness fees, damages, judgments, fines and amounts paid because of any claim made against or by the indemnitee in connection with any threatened, pending or completed action, suit or other proceeding of any sort to which the indemnitee is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that the indemnitee is, was or at any time becomes a director, officer, employee or other agent of the Company. The Company’s obligation to indemnify does not apply where a determination has been made that the indemnitee is not entitled to indemnification under applicable law, in which case the indemnitee agrees to reimburse the Company for any amounts previously paid or advanced to the indemnitee. Additionally, the Company shall not be required to indemnify an indemnity for any claims for which indemnification is not lawful, on account of the indemnitee’s conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct, for claims initiated by the indemnitee and not by way of defense (except in certain limited circumstances), to the extent which payment is actually made to the indemnity under a valid and collectible insurance policy or under a valid and enforceable indemnity clause, by law or agreement, or for claims under Section 16 of the Securities Exchange Act of 1934.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit No.	Description

2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on May 5, 2003 filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

3.2	Amended and Restated Bylaws adopted September 26, 2002 filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

Exhibit No.	Description

4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002 filed as Exhibit 4.7 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

Exhibit No.	Description

10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.

10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002 filed as Exhibit 10.15 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002 filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002) filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.18	Employment Agreement with Charles R. Bland dated August 1, 2002 filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002 filed as Exhibit 10.19 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002 filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002 filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002 filed as Exhibit 10.22 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002 filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.24	Employment Agreement with Larry M. Romero dated August 1, 2002 filed as Exhibit 10.24 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002 filed as Exhibit 10.25 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002 filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.

10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz filed as Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.31 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.33 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.34 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.35 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.36	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12,1997 by and between Vari-L Corporation, Inc. and Five K Investments filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.37	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

10.38	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.39	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.40	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.41	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.42	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado filed as Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.43	Letter Agreement dated May 6, 2003 between Vari-L Corporation, Inc. and Cloyses Partners, LLC.

23	Consent of KPMG LLP

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001 (Unaudited)

Reports on Form 8-K

A report on Form 8-K dated May 5, 2003 under Items 2 and 7 was filed with the Commission on May 6, 2003.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Lisowski	Date: September 23, 2003

David A. Lisowski, Director

/s/ Anthony B. Petrelli	Date: September 23, 2003

Anthony B. Petrelli, Director

/s/ David M. Risley	Date: September 23, 2003

David M. Risley, Director

/s/ Gil J. Van Lunsen	Date: September 23, 2003

Gil J. Van Lunsen, Director

CERTIFICATIONS

As of May 5, 2003, VL Dissolution Corp. (the “Company”) sold substantially all of its assets and began the orderly dissolution and liquidation of its remaining assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, it is unable to make the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act.

VL DISSOLUTION CORPORATION

Financial Statements

June 30, 2003

(With Independent Auditors’ Report Thereon)

VL DISSOLUTION CORPORATION

Financial Statements

June 30, 2003

Independent Auditors’ Report

The Board of Directors

VL Dissolution Corporation:

We have audited the accompanying statement of net assets in liquidation of VL Dissolution Corporation as of June 30, 2003, and the related statement of changes in net assets in liquidation and stockholders’ equity for the period from May 6, 2003 to June 30, 2003. We have also audited the balance sheet as of June 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended, and for the period from July 1, 2002 to May 5, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the stockholders of Vari-L Company, Inc. approved a plan of liquidation on May 5, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to May 5, 2003, from the going-concern basis to a liquidation basis. Also on May 5, 2003, Vari-L Company, Inc. changed its name to VL Dissolution Corporation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of VL Dissolution Corporation as of June 30, 2003, the changes in its net assets in liquidation for the period from May 6, 3003 to June 30, 2003, its financial position as of June 30, 2002, and the results of its operations and its cash flows for the period from July 1, 2002 to May 5, 2003, and for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedule II—Valuation and Qualifying Accounts as of May 5, 2003 and for the period from July 1, 2002 to May 5, 2003, and for the years ended June 30, 2002 and 2001 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP

Denver, Colorado
August 1, 2003

VL DISSOLUTION CORPORATION

Statement of Net Assets in Liquidation

(in thousands of dollars)

June 30,
2003

Assets
Cash and cash equivalents	$60
Restricted cash (note 2)	1,475
Prepaid expenses and other assets	96
Investments (note 2)	4,065
Restricted investments (note 2)	2,542

$8,238

Liabilities
Accounts payable and accrued expenses	$(1,213)
Accrued costs of liquidation (note 1)	(1,317)

(2,530)

Settlement obligation to issue 2,000,000 shares of common stock (note 14)	(1,200)

Commitments and contingencies (notes 1 and 14)
Net assets in liquidation	$4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statement of Changes in Net Assets in Liquidation

(in thousands of dollars)

Period from
May 6, 2003
to
June 30, 2003

Net increase in net assets in liquidation:
Mark-to-market adjustment on investment in common stock of Sirenza	$1,920

Net increase in net assets in liquidation	1,920

Net assets in liquidation, May 6, 2003	2,588

Net assets in liquidation, June 30, 2003	$4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Balance Sheet

(in thousands of dollars)

June 30,
2002

Assets
Current assets:
Cash and cash equivalents	$553
Trade accounts receivable, less allowance for doubtful accounts of $132 (note 4)	2,589
Inventories (notes 3 and 4)	2,491
Prepaid expenses and other current assets	617

Total current assets	6,250

Property and equipment (note 4):
Machinery and equipment	12,263
Furniture and fixtures	839
Leasehold improvements	1,509

14,611
Less accumulated depreciation and amortization	8,211

Net property and equipment	6,400
Intangible and other assets, net of accumulated amortization	744

Total assets	$13,394

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,392
Accrued compensation	756
Other accrued expenses	642
Notes payable and current installments of long-term obligations (note 4)	1,611

Total current liabilities	4,401
Long-term obligations (note 4)	55
Other liabilities (note 9)	149

Total liabilities	4,605

Settlement obligation to issue 2,000,000 shares of common stock (note 14)	1,200
Stockholders’ equity (note 7):
Common stock, $.01 par value, 50,000,000 shares authorized; 7,179,832 shares issued and outstanding	72
Additional paid-in capital	36,945
Unamortized stock compensation cost	(31)
Accumulated deficit	(29,247)

Total stockholders’ equity	7,739

Commitments and contingencies (notes 4, 9, 10 and 14)
Total liabilities and stockholders’ equity	$13,544

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Operations

(in thousands of dollars, except share and per share data)

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Net sales	$13,911	21,348	41,377
Cost of goods sold	10,148	13,582	21,747

Gross profit	3,763	7,766	19,630

Operating expenses:
Selling	2,299	2,925	4,268
General and administrative	5,040	6,398	9,664
Research and development	2,444	2,653	4,021
Expenses related to workforce reductions and the asset sale to Sirenza (note 12)	3,636	101	—
Expenses relating to accounting restatements and related legal matters, net of recoveries (note 13)	82	1,805	2,387

Total operating expenses	13,501	13,882	20,340

Operating loss	(9,738)	(6,116)	(710)
Other income (expense):
Interest income	18	48	416
Interest expense	(866)	(199)	(1,062)
Gain on sale/disposal of assets, net	6,284	—	—
Other, net	375	12	(43)

Total other income (expense)	5,811	(139)	(689)

Net loss	$(3,927)	(6,255)	(1,399)

Loss per share, basic and diluted	$(0.54)	(0.87)	(0.20)

Weighted average shares outstanding, basic and diluted	7,258,853	7,152,342	7,083,866

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Stockholders’ Equity

Period from May 6 to June 30, 2003, period from July 1, 2002 to May 5, 2003 and years ended June 30, 2002 and 2001

(in thousands of dollars, except share data)

				Unamortized
	Common stock		Additional	stock		Total
			paid-in	compensation	Accumulated	stockholders’
	Shares	Amount	capital	cost	deficit	equity

Balance, June 30, 2000	7,070,423	71	40,525	(4,318)	(21,593)	14,685
Common stock issued under employee stock purchase plan	35,388	—	45	—	—	45
Common stock issued under stock award plan	1,350	—	11	—	—	11
Stock options forfeited	—	—	(219)	219	—	—
Amortization of stock compensation cost	—	—	—	487	—	487
Reversal of stock compensation due to reformation (note 7)	—	—	(3,533)	3,533	—	—
Net loss	—	—	—	—	(1,399)	(1,399)

Balance June 30, 2001	7,107,161	71	36,829	(79)	(22,992)	13,829
Common stock issued under employee stock purchase plan	76,011	1	123	—	—	124
Common stock issued under stock award plan	2,900	—	4	—	—	4
Common stock repurchased and retired	(6,240)	—	(7)	—	—	(7)
Stock options forfeited	—	—	(4)	4	—	—
Amortization of stock compensation cost	—	—	—	44	—	44
Net loss	—	—	—	—	(6,255)	(6,255)

Balance June 30, 2002	7,179,832	$72	36,945	(31)	(29,247)	7,739
Common stock issued under employee stock purchase plan	169,874	2	115	—	—	117
Common stock issued under stock award plan	3,600	—	1	—	—	1
Common stock surrendered and retired (note 14)	(100,813)	(1)	(75)	—	—	(76)
Common stock exercised under stock option plan	96,079	—	23	—	—	23
Stock options forfeited	—	—	(3)	3	—	—
Amortization of stock compensation cost	—	—	—	28	—	28
Net loss	—	—	—	—	(3,927)	(3,927)

Balance May 5, 2003	7,348,572	$73	37,006	—	(33,174)	3,905
Effects of change to liquidation basis (note 1)	—	—	—	—	(1,317)	(1,317)

Balance May 5, 2003	7,348,572	$73	37,006	—	(34,491)	2,588
Net increase in net assets in liquidation	—	—	—	—	1,920	1,920

Balance June 30, 2003	7,348,572	$73	37,006	—	(32,571)	4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Cash Flows

(in thousands of dollars)

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Net income (loss)	$(3,927)	(6,255)	(1,399)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,679	2,095	1,756
Gain on sale/disposal of assets	(6,284)	—	—
Loss on disposal of other assets	59	30	47
Common stock issued under profit sharing and stock award plans	1	4	11
Common stock surrendered and retired	(76)
Amortization of stock compensation	28	44	487
Write-off of debt issue costs	59	—	—
Forfeiture and write-off of deposits	131
Settlement obligation to issue 2,000,000 shares of common stock	—	1,200	—
Changes in:
Accounts receivable, inventories, prepaid expenses and other assets	2,025	4,457	3,328
Accounts payable, accrued expenses and other liabilities	1,905	(751)	(2,367)

Total adjustments	(473)	7,079	3,262

Cash provided by (used in) operating activities	(4,400)	824	1,863

Cash flows from investing activities:
Purchases of property and equipment	(156)	(953)	(2,034)
Proceeds from sale of other assets	23	59	25
Consideration from sale of assets to Sirenza	3,835	—	—
Net proceeds (investment) from cash surrender value of whole life insurance	269	(29)	(21)

Cash provided by (used in) investing activities	3,971	(923)	(2,030)

Cash flows from financing activities:
Decrease in bank overdraft	—	—	(321)
Proceeds from notes payable	5,751	7,257	1,480
Payments of notes payable	(578)	(8,738)	(11,500)
Proceeds from long-term obligations	—	484	1,500
Payments of long-term obligations	(1,527)	(422)	(54)
Payment of debt issue costs	—	(59)	—
Proceeds from common stock issued under stock option plan	23	—	—
Proceeds from common stock issued under stock purchase plan	117	124	45
Common stock repurchased and retired	—	(7)	—

Cash provided by (used) in financing activities	3,786	(1,361)	(8,850)

Increase (decrease) in cash and cash equivalents	3,357	(1,460)	(9,017)
Cash and cash equivalents at beginning of period	553	2,013	11,030

Cash and cash equivalents at end of period	$3,910	553	2,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$819	159	1,217

Cash paid for income taxes	$—	—	—

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(1)	Liquidation Basis of Accounting and Sale of Substantially All Assets

Vari-L Company, Inc. (the Company) was founded in 1953 and, prior to May 6, 2003, was a manufacturer of electronic components. The Company designed, manufactured, and marketed radio frequency and microwave signal source and processing components and other electronic devices used in the communications industry. The Company operated as a single business segment, and its products were sold to original equipment manufacturers of communication equipment who marketed their products in both commercial and military markets in the United States and internationally.

On December 2, 2002, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of its assets to a wholly owned subsidiary of Sirenza Microdevices, Inc. (“Sirenza”).

On May 5, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated.

Effective with the closing, the Company received $3.835 million in cash, 3.255 million shares of Sirenza’s common stock with a market value of $5.143 million as of May 5, 2003, forgiveness of $1.354 million and assumption of $4.594 million of secured loans and accrued interest payable to Sirenza. The Asset Purchase Agreement requires the Company to set aside $1.475 million in cash and 1.252 million shares of Sirenza’s common stock to satisfy any indemnification claims from Sirenza that may arise prior to March 31, 2004. Accordingly, these amounts have been designated as restricted at June 30, 2003.

The closing of the asset sale caused the Company to incur liabilities aggregating approximately $1.9 million. These amounts were paid out of net proceeds from the sale. The amounts due consisted of post-closing bonuses payable to key officers, investment banking fees and contract and lease termination penalties. The amounts have been reflected in expenses related to workforce reductions and the asset sale to Sirenza in the Statement of Operations for the period from July 1, 2002 to May 5, 2003.

The Company’s remaining assets consist primarily of the cash surrender value of life insurance policies, Sirenza common stock, prepaid insurance and security deposits on its leased properties. Concurrent with the closing of the asset sale, employees of the Company resigned and accepted employment with Sirenza.

Pursuant to the amended plan of dissolution, which was approved by the stockholders at the special stockholders’ meeting on May 5, 2003, the Company filed articles of dissolution with the Secretary of State of the State of Colorado. Upon filing of the articles of dissolution, the Company’s operations were limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of May 5, 2003. The statements of operations, stockholders’ equity and cash flows for the period from July 1, 2002 to May 5, 2003 and for each of the years in the two year period ended June 30, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

of business. Upon changing to the liquidation basis of accounting, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received, the Company recorded a charge to equity of $1.317 million representing an estimate of the costs to be incurred during dissolution of the Company as further described in Note 14; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Company and adjustments, if any, to estimated costs of liquidation.

It is the Company’s intention to settle its outstanding obligations and sell its remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to its stockholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim. For the period from May 6, 2003 to June 30, 2003, there were no distributions made to stockholders. The Company intends to make an initial distribution of the Sirenza shares to its shareholders during October 2003.

In connection with the asset sale and subsequent dissolution of the Company, the Company filed articles of amendment to change its name from Vari-L Company, Inc. to VL Dissolution Corporation, effective May 5, 2003.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

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

(b)	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

(c)	Restricted Cash

At June 30, 2003, $1.475 million of cash is restricted as to withdrawal and is retained in a separate bank account designated for such purpose. This cash will remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(d)	Marketable Securities

Marketable securities, consisting of an investment in Sirenza’s common stock, are classified as held for trading and are recorded at fair value. As described in note 1, approximately 1.3 million shares, with a fair market value of $2.5 million as of June 30, 2003, are restricted as to withdrawal. Restricted investments are held in the Company’s name and bear a restrictive legend subject to stop transfer restrictions imposed by Sirenza. The shares will remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved.

Unrealized gains and losses are reported as other income (expense) in the Statement of Changes in Net Assets in Liquidation.

(e)	Inventories

Inventories were stated at the lower of cost or market. Cost was determined using the first-in, first-out method. A provision was recorded to reduce excess and obsolete inventories to their estimated net realizable value. The provision for excess and obsolete inventory included in cost of goods sold was $475,000, $564,000 and $1,362,000 for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001, respectively.

This asset was acquired by Sirenza on May 5, 2003.

(f)	Property and Equipment

Property and equipment were stated at cost. Plant and equipment under capital leases were recorded initially at the present value of the minimum lease payments. Depreciation and amortization of property and equipment was computed using the straight-line method over estimated useful lives of the respective assets, which ranged from 3 to 10 years.

Included in property and equipment were assets under capital leases of $165,000 at June 30, 2002. Accumulated amortization of assets under capital leases was $137,000 at June 30, 2002. Amortization of assets under capital leases is included in depreciation expense.

Upon closing of the asset sale, Sirenza’s subsidiary acquired substantially all of the Company’s property and equipment. During the period from July 1, 2002 to May 5, 2003, the Company recorded an impairment loss of $451,000 on the disposal of property and equipment not acquired by Sirenza and not used by the Company.

(g)	Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

their estimated residual values, and reviewed for impairment upon the occurrence of certain events.

During the year ended June 30, 2002, goodwill of $112,000 resulting from the acquisition of certain assets of Asvan Technologies, LLC, was recorded at cost and was included in other assets. In accordance with SFAS No. 142, the Company did not amortize goodwill.

Intangible assets, consisting of patents and trademarks, were recorded at cost and were included in other assets. Intangible assets of $338,000, net of accumulated amortization of $141,000 at June 30, 2002, were being amortized on a straight-line basis over an estimated useful life of 10 years.

The Company reviewed goodwill and intangible assets for impairment at least annually. For the year ended June 30, 2002, the Company evaluated the recoverability of goodwill and intangible assets and recorded impairment charges of $30,000 related to patents no longer in use.

These assets were acquired by Sirenza on May 5, 2003.

(h)	Long-Lived Assets

The Company reviewed long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the asset exceeded the fair value of the asset. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.

(i)	Stock Compensation Plans

The Company had three stock based compensation plans as described in Note 7. Concurrent with the closing of the asset sale and resignation/termination of the employees of the Company on May 5, 2003, the stock based compensation plans terminated. The Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed award stock options. As such, compensation expense was recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 123.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

Had compensation cost been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Period from
	July 1, 2002
	to	Year ended	Year ended
	May 5, 2003	June 30, 2002	June 30, 2001

Net income (loss) as reported	$(3,927)	(6,255)	(1,399)
Add: stock based compensation expense included in net loss	29	48	498
Deduct: stock based compensation determined under the fair value method	(4,440)	(2,263)	(2,970)

Pro forma net loss	$(8,338)	(8,470)	(3,871)

Basic and diluted loss per share:
As reported	$(0.54)	(0.87)	(0.20)

Pro forma	$(1.13)	(1.18)	(0.55)

Compensation cost of options granted for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Period from	Year	Year
	July 1, 2002	ended	ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Expected life of options from date of grant	0.5 years	5.9 years	6.3 years
Risk-free interest rate	2.0%	3.4%	5.7%
Volatility	238.5%	145.0%	212.0%
Assumed dividend yield	0.0%	0.0%	0.0%

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

The Employee Stock Purchase Plan is considered compensatory under SFAS No. 123, and therefore, compensation cost for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Expected life of options from date of grant	0.4 years	1.0 years	1.0 years
Risk-free interest rate	2.0%	3.4%	5.7%
Volatility	238.5%	145.0%	212.0%
Assumed dividend yield	0.0%	0.0%	0.0%

(j)	Income Taxes

Income taxes for periods prior to liquidation are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company computes net loss per share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock increased for potentially dilutive common shares outstanding. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Net income (loss)	$(3,927)	(6,255)	(1,399)

Weighted average shares outstanding	7,258,853	7,152,342	7,083,866

Basic and diluted net income (loss) per share	$(0.54)	(0.87)	(0.20)

(l)	Research and Development and Advertising Costs

Research and development and advertising costs were expensed when incurred. Research and development expense for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001 totaled $2.4 million, $2.7 million and $4.0 million, respectively. This amount was comprised of product development expenses of $1.7 million, $1.9 million and $2.3 million, respectively, which represented the design costs associated with customized products for customers. Additionally this amount was comprised of research expenses of $729,000, $813,000, and $1.7 million, respectively, which were costs associated with the development of new product lines. Advertising costs were $141,000 $220,000 and $230,000 for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001, respectively.

(m)	Revenue Recognition

Revenues were recognized at the time of shipment. Provisions were made for sales discounts and allowances at the time product sales were recognized.

(n)	Product Warranties and Returns

Product warranties and returns were provided for in the period the products were sold. The Company provided a one-year warranty on most of its products. As the majority of its products were built to customer specifications, the Company generally did not accept product returns. Historically, warranty expense and product returns were insignificant.

This liability was assumed by Sirenza on May 5, 2003.

(o)	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amounts of the Company’s notes payable and long-term obligations at June 30, 2002 approximated their fair values since the instruments carried a variable rate of interest or a rate that approximated current rates.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(3)	Inventories

Inventories consisted of the following (in thousands of dollars):

June 30,
2002

Finished goods	$1,083
Work-in-process	394
Raw materials	3,536

5,013
Less allowances for excess and obsolete items	(2,522)

Net inventories	$2,491

(4)	Notes Payable and Long-term Obligations

Notes payable and long-term obligations consisted of the following (in thousands of dollars):

June 30,
2002

Notes payable under Wells Fargo Credit Facility (a):
Revolving loan	$—
Term loan	1,498
Promissory notes (b)	139
Capital lease obligations (c)	29

1,666
Less current installments	1,611

Long-term obligations	$55

(a)	Credit Facility

On June 28, 2001, the Company entered into a credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) (“the Credit Facility”), consisting of, among other things, a revolving loan (“Revolving Loan”) and a term loan (“Term Loan”). During fiscal 2002, the Company was required to negotiate amendments to avoid potential default under the Credit Facility due to the continuing softness of demand for the Company’s products and within the wireless industry. In late May 2002, the Company determined that it was not in compliance with the minimum tangible net worth of the loan agreement with Wells Fargo, which constituted an event of default. In early July 2002, the Company received notice from Wells Fargo confirming that an event of default had occurred. A default interest rate of 3% over the floating rate was charged against amounts outstanding under the loan agreement. No other

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

default remedies were sought by the lender. At June 30, 2002, the interest rates on the Revolving Loan and the Term Loan were 8.75% and 10.25%, respectively.

On October 7, 2002, the Company entered into a loan agreement with Sirenza which provided for a $5.3 million senior secured loan facility (the “Loan Facility”). As a condition to the Loan Facility, the Company entered into an Exclusivity and Right of First Refusal Agreement (the “Exclusivity Agreement”) with Sirenza to evaluate a potential acquisition of all or substantially all of the Company’s assets.

The Loan Facility was secured by substantially all of the Company’s assets and had an annual interest rate of 25% on outstanding amounts. Additionally, the Loan Facility was subject to covenants that among other things, imposed limitations on capital expenditures and investments, restricted certain payments and distributions and required the Company to maintain certain financial ratios based on a rolling three-month calculation.

Under the terms of the Loan Facility, Sirenza provided for funding in two tranches. The first tranche (“Tranche A”) consisted of an initial term loan of approximately $1.4 million and was used to repay amounts then outstanding under the credit facility at Wells Fargo. The second tranche (“Tranche B”) consisted of additional term loans which were drawn down in accordance with an agreed upon schedule. The Company used advances under Tranche B to fund its working capital requirements.

The Company’s ability to draw down amounts under Tranche B was conditioned upon, among other things, the absence of an event of default and its representations and warranties being true and correct at the time of such draw down request. For the three month period ended December 31, 2002, the Company was in default of the Net Operating Loss covenant of the Loan Facility. For the three month period ended February 28, 2003, the Company also was in default of the Cash Used in Operations covenant. For the three month period ended March 31, 2003, the Company met the minimum requirements of the financial covenants, however the Loan Facility did not provide for the cure of an existing breach of its covenants. Under the terms of the Loan Facility, the default interest rate increased 5 percentage points from 25% to 30% effective January 1, 2003. Furthermore, Sirenza had the right to declare all amounts due on the loan immediately due and payable. Sirenza did not take any action to accelerate the loan, but reserved the right to do so. Upon closing of the asset sale, Sirenza’s subsidiary forgave $1.4 million and assumed the remaining outstanding indebtedness under the Loan Facility, including accrued interest.

(b)	Promissory Notes

The Company had a two year promissory note payable to Asvan Technologies, LLC., a related party, in the amount of $175,000 secured by a letter of credit. The note was due to mature on January 30, 2004 and had principal and interest payable in equal monthly installments of $7,300 at an annual interest rate of 10%. During October 2002, the note was paid in full from advances under the Tranche B note.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(c)	Leases

The Company was obligated under various capital leases for certain machinery and equipment that expire at various dates during the next two years. Upon closing of the asset sale, Sirenza’s subsidiary assumed these liabilities on May 5, 2003.

The Company also has noncancelable operating leases primarily for its principal executive office and its manufacturing facilities. Rent expense was $746,000, $802,000 and $835,000 for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001, respectively.

On November 12, 2002, the Company negotiated the right to terminate the lease for its principal executive office located in Denver, Colorado effective June 30, 2003 (the “Termination Date”) for a payment of $594,000 and forfeiture of an existing security deposit of $81,000. The original termination date of the lease was August 31, 2013. In consideration of the option to terminate the lease early, the Company paid an additional security deposit of $50,000 to cover any damages associated with vacating the premises. In the event that the Company closed a sale of all or substantially all of its assets to Sirenza prior to the Termination Date, the Company would exercise its right to terminate the lease and pay the early termination fee within two business days of closing. On May 5, 2003, in connection with the closing of the asset sale, the Company exercised its right to terminate the lease, paid the early termination fee and accrued additional related costs of $150,000. The total cost to terminate the lease approximated $825,000. This amount has been reflected in expenses related to workforce reductions and the asset sale to Sirenza in the Statement of Operations for the period from July 1, 2002 to May 5, 2003.

The Company currently leases a facility under a long-term operating lease from a partnership in which Mr. Joseph Kiser, the Company’s former Chairman and Chief Scientific Officer, is a partner. As described in Note 15, the Company was engaged in litigation with Mr. Kiser. The lease expires October 31, 2005 and contains options to extend the terms of the lease. Total rent expense associated with this lease was $108,000, $130,000 and $130,000 for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001, respectively. There was no rent expense incurred for the period May 6, 2003 to June 30, 2003 due to a sublease agreement in place between the Company and Sirenza at substantially identical terms to the lease agreement. The sublease agreement expired on June 30, 2003. Currently, the Company does not have any other sublease agreements in place. The Company is in the process of attempting to sublease this facility since it no longer needs office or manufacturing space. The Company has accrued approximately $363,000 representing estimated remaining costs, including utilities, insurance and taxes, associated with abandonment of this lease. This amount has been reflected in general and administrative expenses in the Statement of Operations for the period from July 1, 2002 to May 5, 2003.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2003 are as follows (in thousands of dollars):

Year ending June 30,
2004	$130
2005	130
2006	43

Total minimum lease payments	303

(5)	Acquisitions

On January 25, 2002, the Company acquired certain assets of Asvan Technologies, LLC (“Asvan”) for approximately $313,000. The purchase price included $100,000 in cash, a two year promissory note in the amount of $175,000 secured by a letter of credit and approximately $38,000 in direct costs of acquisition. The note had principal and interest payable in equal monthly installments of $7,300 at an annual interest rate of 10%. The fair value of net tangible assets acquired was approximately $201,000, resulting in goodwill of approximately $112,000. Upon closing of the asset sale, Sirenza’s subsidiary acquired this asset on May 5, 2003.

The purchase agreement with Asvan Technology, LLC also provided Asvan with commissions to be paid based upon the sale of YIG based products. The agreement stipulates a minimum commission amount of $100,000 that is due to Asvan for the period from January 1, 2002 to June 30, 2003 irrespective of actual commissions due based upon actual sales of YIG based products. To date, the Company has not developed YIG based products for sale to the market. Since the Company is in the process of liquidating its remaining assets, it does not intend to develop YIG based products. The failure to meet a minimum level of sales of YIG based products gives Asvan the right, but not the obligation, to declare an exclusivity event if commissions on the sale of YIG based products did not reach the minimum level. On August 18, 2003, Asvan declared that an exclusivity event had occurred due to the lack of sales of YIG based products. Under the terms of the Asvan agreement, a payment of $100,000 is due to Asvan by August 29, 2004 and accordingly has been recorded in the statement of operations for the period from July 1, 2002 to May 5, 2003.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(6)	Income Taxes

For the period from July 1, 2002 to May 5, 2003, and for the years ended June 30, 2002 and 2001, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

Income tax benefit attributable to net loss differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands of dollars):

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Income tax benefit at federal statutory tax rate	$(1,374)	(2,189)	(490)
State income taxes, net of federal tax effect	113	(188)	(43)
Change in the beginning of year balance of the valuation for deferred tax assets allocated to income tax expense		(225)	—
Officers’ life insurance	—	46	53
Non-deductible meals and entertainment expenses	12	8	11
Other	—	—	5
Increase in valuation allowance for net deferred tax assets	1,249	2,548	464

Actual income tax expense (benefit)	$—	—	—

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

Significant components of deferred tax balances were as follows:

June 30,
2002

Deferred tax assets:
Allowance for doubtful accounts recognized for financial reporting purposes	$50
Inventory reserve recognized for financial reporting purposes	959
Intangible assets, due to differences in amortization methods	21
Other accounts and reserves accrued for financial reporting purposes	435
Stock compensation expense recognized for financial reporting purposes	361
Accrual for stockholder lawsuit	551
Net operating loss carryforwards	13,010

15,387
Less valuation allowance	(15,082)

Total deferred tax assets	$305

Deferred tax liabilities:
Property and equipment, due to differences in depreciation methods	$(305)

Total deferred tax liabilities	(305)

Net deferred tax assets (liabilities)	$—

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets was dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. Based upon management’s projections of future taxable income and future taxable income generated from the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance equal to the balance of net deferred tax assets has been recognized as of May 5, 2003 and June 30, 2002. The increase in the valuation allowance for net deferred tax assets was $1,197,000 and $2,548,000 for the period ended May 5, 2003 and year ended June 30, 2002, respectively.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $43,421,000 at June 30, 2003, expiring through 2023. A portion of the net operating loss carryforwards relate to excess stock option deductions for tax purposes.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(7)	Stockholders’ Equity

(a)	Stock Option Plan

The Company had a stock option plan which provided for the grant of incentive stock options, nonqualified stock options and stock appreciation rights to officers, directors and employees of, as well as advisers and consultants to, the Company. Concurrent with the closing of the asset sale and resignation/termination of the employees of the Company, the stock option plan terminated and all outstanding options were canceled.

The Company had reserved 3,624,000 shares of its common stock for issuance upon exercise of options and rights granted under the plan. Typically, rights and options were granted with vesting over three to five years, becoming fully vested upon a change in control of the Company, and expiring 10 years from the date of issuance. Certain options granted to former senior management were vested upon issuance or over a shorter vesting period. The exercise price was equal to the market value of the Company’s common stock on the grant date or the average of the market value over a stated period of time prior to the grant date.

For stock options granted at an exercise price less than the market value of the common stock at the date of grant, stock compensation cost was recorded based on the difference between the market value of the common stock at the date of grant and the exercise price of the option. For options that were vested on the date of grant, the related stock compensation cost was expensed immediately. Unamortized employee stock compensation cost was recorded as a separate component of stockholders’ equity and amortized to expense over the vesting period of the related options.

The plan provided that each non-executive member of the Board of Directors receive options to purchase 500 shares of common stock for attending each meeting of the Board of Directors, a committee of the Board, or a meeting with management of the Company or other directors for Company business or affairs.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

Following is a summary of stock option activity during the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001:

		Weighted
	Number of	average
	options	exercise price

Outstanding at June 30, 2000	1,327,585	$10.84
Granted at market price	224,500	2.68
Exercised	—	—
Canceled	(32,535)	19.62

Outstanding at June 30, 2001	1,519,550	12.30
Granted at market price	848,700	1.92
Exercised	—	—
Canceled	630,416	16.87

Outstanding at June 30, 2002	1,737,834	5.58
Granted at market price	206,069	0.28
Exercised	(96,079)	0.24
Canceled	(1,847,824)	5.26

Outstanding at May 5, 2003	—	—

Options exercisable at June 30, 2001	956,569	9.95

Options exercisable at June 30, 2002	764,653	8.43

Options exercisable at May 5, 2003	—	—

The weighted average fair value of options granted at market price during the period from July 1, 2002 to May 5, 2003 and during the years ended June 30, 2002 and 2001 was $0.27, $1.79 and $2.66, respectively. No options were granted at less than or greater than market during the period from July 1, 2002 to May 5, 2003 and during the years ended June 30, 2002 and 2001.

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

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

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

Included in options outstanding as of June 30, 2002 are 265,000 options granted to Mr. Joseph Kiser, the Company’s former Chairman of the Board and Chief Scientific Officer. As described in Note 15, the Company was engaged in litigation against this former officer. During fiscal 2003, the Company executed a settlement agreement with Mr. Kiser and cancelled his outstanding options.

As a result of the signing of the Asset Purchase Agreement with Sirenza and in accordance with the stock option plan, all options outstanding under the Plan became immediately exercisable on December 2, 2002. Pursuant to the stock option plan and prior to the closing of the asset sale, the Company had several employees exercise their right to purchase 96,079 shares of the Company’s common stock at an exercise price of $0.25 per share. Concurrent with the closing of the asset sale and resignation/termination of the employees of the Company, all outstanding options were canceled.

(b)	Employee Stock Purchase Plan

In 1995, the Company adopted an employee stock purchase plan. Eligible employees could designate up to ten percent of their earnings, through payroll deductions, to purchase shares of the Company’s common stock. The purchase price was equal to 85 percent of the fair market value of the common stock on specified dates. A total of 800,000 common shares were reserved for issuance under the plan. The plan was considered non-compensatory under APB No. 25, and therefore no expense was reported in the Company’s statements of operations.

The weighted-average fair value of stock purchase rights granted during the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001 was $0.69, $1.64 and $1.11, respectively.

In connection with the signing of the Asset Purchase Agreement, the Employee Stock Purchase Plan completed it final offering and issued its final shares during January 2003.

(c)	Stock Award Plan

In 1996, the Company adopted a stock award plan under which shares of common stock could be awarded to the Company’s officers, directors, employees, consultants, and advisors. The Company reserved 100,000 shares of its common stock for issuance under the stock award plan. Stock compensation cost was recognized based on the market value of the common stock on the date of the award. For the period from July 1, 2002 to May 5, 2003 and for the years

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

ended June 30, 2002 and 2001, no shares of common stock were issued to officers, employees, consultants or advisors.

The plan included a provision for automatic awards of 50 shares per month to non-management members of the Company’s Board of Directors who serve on the Company’s audit and compensation committees. In July 2002, the plan was amended to provide for an automatic award of 150 shares per quarter rather than 50 shares per month. During the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001, 3,600, 2,900 and 1,350 shares with a fair market value of $1,000, $4,000 and $11,000, respectively were issued under this provision of the plan.

Effective with the closing of the asset sale and resignation/termination of the employees of the Company, the Board of Directors terminated the stock award plan.

(8)	Profit Sharing and Retirement Plans

During 1990, the Company adopted a qualified profit sharing plan for its employees. Annual contributions to the plan, which could be in the form of cash or shares of the Company’s common stock, were determined by the Board of Directors in its sole discretion. During the years ended June 30, 2002 and 2001, the Company made no contributions to the Plan. Effective December 31, 2001, the Company’s Board of Directors terminated the Vari-L Company, Inc. Profit Sharing Plan and Trust (the “Plan”). Under termination of the Plan, participants became fully vested in their accounts. The assets of the Plan, which were primarily comprised of shares of the Company’s common stock, were distributed on March 15, 2002.

During 1998, the Company adopted a 401(k) plan to which employees could contribute up to 15 percent of their pay. The Company could make discretionary matching contributions to the plan. No matching contributions were made during the period from July 1, 2002 to May 5, 2003 and during the years ended June 30, 2002 and 2001. Effective May 5, 2003, concurrent with the closing of the asset sale, the Company’s Board of Directors terminated the Vari-L Company, Inc. 401(k) Plan (the “401(k) Plan”). Upon termination of the 401(k) Plan, participants became fully vested in their accounts. The assets of the 401(k) Plan are currently being distributed to participants in accordance with participant elections.

(9)	Employment Agreements

Concurrent with the signing of the asset purchase agreement, each of Messrs. Charles R. Bland, Richard P. Dutkiewicz, Timothy G. Schamberger, Daniel J. Wilmot and Larry M. Romero amended their then existing employment agreements with the Company by signing termination letters that were effective upon the closing of the asset sale. Under the terms of their termination letters, each of Messrs. Dutkiewicz, Schamberger, Wilmot and Romero are entitled to receive (i) a payment equal to approximately four months’ worth of such officer’s salary (determined at the time such officer executed the termination letter) to be paid following the closing of the asset sale, (ii) a payment equal to approximately four months’ worth of such officer’s salary (determined at the time such officer executed the termination letter) to be paid one year after the closing of the asset sale provided such officer remains employed by Sirenza; and (iii) if the officer is terminated by Sirenza other than for cause prior to the one year anniversary of the closing of the asset sale, a payment equal to the

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

difference between what such officer would have received under such original employment agreement and the payment described in (i) above. The Company anticipates that the cost of the payments to Messrs. Dutkiewicz, Schamberger, Wilmot and Romero in connection with their termination letters could be as large as $120,938, $124,375, $116,000 and $96,375, respectively.

Under the terms of Mr. Bland’s termination letter, he is entitled to receive (i) a payment equal to approximately seven and one-half months’ worth of his salary (determined at the time Mr. Bland executed the termination letter) to be paid following the closing of the asset sale, (ii) a payment equal to approximately seven and one-half months’ worth of his salary (determined at the time Mr. Bland executed the termination letter) to be paid one year after the closing of the asset sale provided Mr. Bland remains employed by Sirenza; and (iii) in the event Mr. Bland is terminated by Sirenza other than for cause prior to the one year anniversary of the closing of the asset sale, a payment equal to the difference between what Mr. Bland would have received under his original employment agreement and the payment described in (i) above. The Company anticipates that the cost of the payments to Mr. Bland in connection with his termination letter could be as large as $307,500.

Concurrently with the signing of the asset purchase agreement, each of Messrs. Bland, Dutkiewicz, Schamberger and Wilmot entered into offer letters with Sirenza that were effective with the closing of the asset sale. Such offer letters provide for “at-will” employment of each officer.

In addition to the compensation contemplated by Mr. Dutkiewicz’s termination letter, upon closing of the asset sale, Mr. Dutkiewicz received a bonus payment of $60,000.

The Company has accrued approximately $456,000 related to the officers’ payments to be paid following the closing of the asset sale (post-closing bonuses). This amount has been reflected in expenses related to workforce reductions and the asset sale to Sirenza in the Company’s Statements of Operations for the period from July 1, 2002 to May 5, 2003 as further described in note 12. Additionally the Company has accrued approximately $383,000 related to the officers’ payments to be paid one year after closing of the asset sale (officer stay payments). This amount has been reflected in the estimated costs of liquidation in the Company’s Statements of Stockholders’ Equity as further described in note 14.

(10)	Related Party Transactions

As described in note 4, the Company leases one of its manufacturing facilities from a partnership in which Mr. Joseph Kiser, the Company’s former Chief Scientific Officer, is a partner.

The Company has an investment in the common stock of Sirenza which represents approximately 10% of the total outstanding common shares of Sirenza as of June 30, 2003. Additionally, as of June 30, 2003, the Company had approximately $25,000 payable to Sirenza for payments made on trade receivables purchased by Sirenza and inadvertently remitted to the Company.

Concurrent with the closing of the asset sale, the Company and Sirenza entered into sublease agreements for all facilities occupied by the Company on May 5, 2003. The sublease agreements are similar in terms to the existing lease agreements and expired on June 30, 2003.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(11)	Certain Risks and Concentrations

The Company’s products were sold to original equipment manufacturers of communications equipment, either in commercial or military markets. The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer was defined as one contributing 10% or more of total revenues:

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Nokia	22.73%	17.49%	25.0%
Motorola	12.98%	16.71%	14.6%
ACAL Electronics (includes Siemens)	10.66%	12.99%	12.7%

The following table shows the accounts receivable balance of the three most significant customers for the periods presented (in thousands of dollars):

	June 30,	June 30,
	2002	2001

Nokia	$546	1,803
Motorola	255	225
ACAL Electronics (includes Siemens)	564	1,060

The Company performed credit evaluations of its customers but generally did not require collateral. Receivables due from foreign customers were generally insured by a private indemnity company; otherwise, letters of credit were required of foreign customers.

Upon closing of the asset sale, Sirenza’s subsidiary acquired the accounts receivable balances on May 5, 2003.

The Company produced and sold electronic components in four product lines. Net sales for each of the product lines for the period from July 1, 2002 to May 5, 2003 and for the years ended June 30, 2002 and 2001 were as follows (in thousands of dollars):

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

Commercial Signal Source Components	$10,541	15,615	34,898
Hi-Rel Signal Source Components	2,684	3,651	2,809
Military Signal Processing Components	630	1,848	1,318
Other products	56	234	2,352

Net sales	$13,911	21,348	41,377

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

The Company attributed sales to customers based on the country to which the products were shipped. Net sales by country were as follows (in thousands of dollars):

	Period from
	July 1, 2002	Year ended	Year ended
	to	June 30,	June 30,
	May 5, 2003	2002	2001

United States	$5,954	8,985	15,596
China	2,506	3,800	1,532
Finland	2,217	2,995	4,110
Germany	647	1,147	4,731
Sweden	623	1,321	1,527
Italy	404	462	4,788
England	232	1,349	5,393
Canada	201	109	1,540
Other	1,127	1,180	2,160

Net sales	$13,911	21,348	41,377

(12)	Expenses Related to Workforce Reductions and the Asset Sale to Sirenza

As a result of the continuing weakness in the wireless industry and the impact it had upon the Company’s revenues, the Company reduced its workforce and incurred severance expenses. Additionally, the Company incurred costs in connection with the asset sale to Sirenza. Expenses related to workforce reductions and the asset sale to Sirenza were as follows (in thousands of dollars):

	Period from	Year ended
	July 1, 2002 to	June 30,
	May 5, 2003	2002

Severance and post-closing bonuses	$1,031	101
Legal fees	665	—
Investment bankers’ fees	502	—
Lease termination penalties	825	—
Asset impairment	451	—
Other related costs	162	—

Total	$3,636	101

(13)	Expenses of Accounting Restatements, Stockholder Litigation and Related Matters

In early 2000, management of the Company commenced efforts to restate its previously issued financial statements after being notified by the Securities and Exchange Commission (the Commission) that the Commission was investigating its accounting and reporting practices. Certain

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

costs incurred in conjunction with these efforts have been separately classified in the Company’s Statements of Operations as “Expenses relating to accounting restatements and related legal matters, net of recoveries.” Expenses included in this classification include the cost of external counsel for services provided in connection with stockholder lawsuits, the Commission’s investigation of the Company, legal fees and expenses of the Special Litigation Committee of the Board of Directors (the “SLC”), the costs incurred to settle the private securities action and the Company action against former officers (net of recoveries), the cost of certain consultants and temporary labor hired to assist in the accounting restatements, and reimbursements to current and former employees of the Company for their legal fees and expenses.

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation. On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement (the “Stipulation”) with the United States District Court for the District of Colorado (the “Court”). On January 29, 2003, the Court issued its order preliminarily approving the settlement of the private securities class action, certification of the class, and the provision of notice to members of the class (the “Preliminary Approval”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. See Note 15 for additional information.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

Expenses relating to accounting restatements and related legal matters, net of recoveries, were as follows (in thousands of dollars):

	Period from	Year ended	Year ended
	July 1, 2002 to	June 30,	June 30,
	May 5, 2003	2002	2001

Legal fees incurred in connection with the stockholder lawsuits, Special Litigation Committee and the global settlement	$199	472	1,239
Consulting fees and temporary labor hired to assist with the restatement of the financial statements	—	—	1,031
Adjustment of previously recorded estimates of $286 (representing legal fees incurred by former officers, the present value of post-employment health care obligations and a one time separation bonus payable to Mr. Kiser) to $245 reflecting the settlement agreements	(41)	—	—
Adjustment of previously recorded estimates of $117 (representing net employment obligations payable to Mr. Sherman) to $0 reflecting termination of an agreement due to misappropriation of funds	—	(117)	117
Mr. Sherman’s transfer of 100,813 shares of common stock to the Company. The shares were valued at the closing market price on the date in which Mr. Sherman and the Company executed a mutual general release	(76)	—	—
Approximate cost to settle the Private Securities Class Action	—	1,450	—

Total	$82	1,805	2,387

(14)	Estimated Costs of Liquidation

The Company’s operations have been limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of May 5, 2003. Upon changing to the liquidation basis of accounting, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received, the Company recorded a charge to equity of $1.317 million representing an estimate of the costs to be incurred during dissolution of the Company; however actual costs could differ from those estimates.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

At June 30, 2003, the following represents the estimated costs of liquidation (in thousands of dollars):

Insurance premiums	$407
Officer stay payments	383
Legal, audit and tax services	349
Other estimated costs of liquidation	178

Total	$1,317

(15)	Litigation, Commitments and Contingencies

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

On January 22, 2003, the Company, the class action representatives and the individual defendants executed and filed a stipulation of settlement (“the Stipulation”) with the United States District Court for the District of Colorado (the “Court”). The terms under the Stipulation provided that the Company pay $250,000 in cash and issue 2.0 million shares of its common stock to settle that action. On March 28, 2003, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. On May 7, 2003, the Company paid $250,000 in cash to the class. Subsequent to June 30, 2003, the Company received from the class action representatives’ claims administrator the names of the shareholders in the plaintiff class and the amount of shares to be issued to each shareholder pursuant to the settlement. Subsequent to June 30, 2003, the Company’s Board of Directors approved the issuance of the 2.0 million settlement shares to the class members, which issuance is anticipated to be completed by Computershare, the

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

transfer agent for the Company’s capital stock, within 10 to 14 days from the approval of the issuance.

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

Declaratory Judgment Action by Excess Insurer

On June 5, 2001, Agricultural Excess and Surplus Insurance Company (“AESIC”), which had issued to the Company a $2.5 million excess directors and officers’ liability insurance policy for the period of time covered by the shareholder and class action litigation referenced above, filed suit in United States District Court for the District of Colorado asking the court to find that it is not obligated to provide coverage, or in the alternative, seeking permission to rescind its policy. In connection with the execution of the Stipulation, the Company executed a settlement agreement with AESIC in which the Company and AESIC executed mutual releases. On April 21, 2003, AESIC filed a Motion to Dismiss its action with prejudice. On August 24, 2003, the Court dismissed the action with prejudice.

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

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

On May 30, 2002, David Sherman filed a counter-claim against the Company alleging that the Company breached its obligation to him by suspending payment of consulting fees under the termination and consulting agreement between him and the Company.

On July 8, 2002, Joseph Kiser filed counter-claims against the Company, Charles R. Bland, Richard P. Dutkiewicz, Gil J. Van Lunsen and David M. Risley alleging a variety of claims. Mr. Bland is the Company’s President and Chief Executive Officer. Mr. Dutkiewicz is the Company’s Vice President of Finance and Chief Financial Officer. Messrs. Risley and Van Lunsen are on the Company’s Board of Directors and are members of the Special Litigation Committee of the Board of Directors.

During the latter half of calendar 2002, the Company executed settlement agreements and/or mutual releases with all parties to the Company action against the former officers. Under the terms of the settlement agreement with Mr. Kiser and J.C. Enterprises, the Company paid $245,000 in total consideration; $230,000 to Mr. Kiser as well as $15,000 to his former attorneys to cover certain legal expenses. In return, Mr. Kiser agreed to a mutual general release including, but not limited to, releasing the Company, Messrs. Bland, Dutkiewicz, Risley and Van Lunsen from all claims related to his employment agreement and the advancement or indemnification of attorneys’ fees and other costs of defense, subject to the settlement of the private securities class action. Under the terms of this settlement agreement, the Company agreed to pay the current required rental amount under the existing lease with J.C. Enterprises, but the Company has the option to terminate the lease, after sufficient notice, in the event J.C. Enterprises contracts to sell the property during the remaining lease term.

Additionally, the Company signed a mutual general release with Mr. Sherman, which, among other things, released the Company from all claims related to his employment and separation agreements and any rights he may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense. In consideration of the mutual release with Mr. Sherman, Mr. Sherman transferred 100,813 shares of the Company’s common stock to the Company and the Company repaid Mr. Sherman’s promissory note to Carolyn Kiser in the principal amount of $55,030. The Company also executed mutual releases relating to litigation with Joan Sherman and the Kaythern Sherman Trust on December 17, 2002.

The Company also signed mutual general releases with Messrs. Bailey and Clark, which, among other things, release the Company from all claims related to their employment and separation agreements and any rights they may have had regarding advancement or indemnification of attorneys’ fees and other costs of defense.

The parties to the Company action against former officers executed a stipulation of dismissal. On May 5, 2003, the Court dismissed the action and all counterclaims with prejudice.

Patent Litigation

On August 8, 2002, Anaren Microwave, Inc. (“Anaren”) filed suit against the Company for infringement of U.S. Patent No. 4,821,007. On November 19, 2002, the Company was served with the complaint. Anaren has requested damages in an unspecified amount and attorneys’ fees, costs and

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

expenses. The Company and its counsel are investigating Anaren’s allegations. The complaint does not specify which of the Company’s products is alleged to infringe the intellectual property of Anaren, nor the exact nature of the alleged infringement. However, the Company believes that Anaren’s claim is directed at its coupler product line. The coupler line is a recently introduced product line which accounted for less than $10,000 of gross sales from its inception through May 5, 2003. The Company has sold substantially all of its assets to Sirenza, including the products to which the Company believes that Anaren’s claim is directed. Under the Company’s agreement with Sirenza, Sirenza has assumed responsibility for this claim.

VL DISSOLUTION CORPORATION

Notes to Financial Statements

June 30, 2003 and 2002

(16)	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information (in thousands of dollars, except per share amounts):

	Quarters Ended

	September 30,	December 31,	March 31,	May 5,
	2002	2002	2003	2003*

Net sales	$3,982	4,309	4,024	1,596

Gross profit	922	1,241	1,315	285

Operating loss	(2,159)	(2,485)	(1,489)	(3,605)

Net income (loss)	(2,321)	(2,751)	(1,816)	2,961

Basic and diluted earnings (loss) per share	(0.32)	(0.38)	(0.25)	0.41

*On May 5, 2003, the Company completed the sale of all of its operating assets to Sirenza and ceased preparing its financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the period ended May 5, 2003 are not comparable to prior quarters.

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002

Net sales	$5,676	5,607	5,163	4,902

Gross profit	2,146	2,322	1,928	1,305

Operating loss	(1,079)	(493)	(1,160)	(5,542)

Net loss	(1,120)	(528)	(1,211)	(3,396)

Basic and diluted loss per share	(0.16)	(0.07)	(0.17)	(0.47)

VL DISSOLUTION CORPORATION

Schedule II - Valuation and Qualifying Accounts

(in thousands of dollars)

	Balance at				Balance at
	beginning				end
Description	of period	Additions (a)	Deductions (b)	Asset Sale (c)	of period

Period ended May 5, 2003:
Allowance for doubtful accounts	$132	25	(107)	(50)	—
Allowance for excess and obsolete inventories	2,522	475	(1,291)	(1,706)	—
Reserve for product warranties and returns	20	—	—	(20)	—

Total	$2,674	500	(1,398)	(1,776)	—

Year ended June 30, 2002:
Allowance for doubtful accounts	$279	104	(251)	—	132
Allowance for excess and obsolete inventories	2,423	564	(465)	—	2,522
Reserve for product warranties and returns	31	10	(21)	—	20

Total	$2,733	678	(737)	—	2,674

Year ended June 30, 2001:
Allowance for doubtful accounts	$175	155	(51)	—	279
Allowance for excess and obsolete inventories	2,659	1,362	(1,598)	—	2,423
Reserve for product warranties and returns	42	12	(23)	—	31

Total	$2,876	1,529	(1,672)	—	2,733

Notes:

(a)	Amounts charged to costs and expenses.

(b)	Bad debt write-offs and charges to reserves.

(c)	Reserves deducted against proceeds from sale of assets to Sirenza.

See accompanying independent auditor’s report

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on May 5, 2003 filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

3.2	Amended and Restated Bylaws adopted September 26, 2002 filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

Exhibit No.	Description

4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002 filed as Exhibit 4.7 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

Exhibit No.	Description

10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.

10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002 filed as Exhibit 10.15 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002 filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002) filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.18	Employment Agreement with Charles R. Bland dated August 1, 2002 filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002 filed as Exhibit 10.19 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002 filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002 filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002 filed as Exhibit 10.22 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002 filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.24	Employment Agreement with Larry M. Romero dated August 1, 2002 filed as Exhibit 10.24 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002 filed as Exhibit 10.25 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002 filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.

10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz filed as Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.31 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.33 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.34 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.35 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.36	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12,1997 by and between Vari-L Corporation, Inc. and Five K Investments filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.37	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

10.38	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.39	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.40	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.41	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.42	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado filed as Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.43	Letter Agreement dated May 6, 2003 between Vari-L Corporation, Inc. and Cloyses Partners, LLC.

23	Consent of KPMG LLP