Form 10-Q
period 2003-09-30
VL DISSOLUTION CORP
filed 2003-11-13
CIK 917173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No. 0-23866
September 30, 2003

VL DISSOLUTION CORPORATION

(Exact name of Registrant as specified in its charter.)

Colorado	06-0679347

(State of Incorporation)	(I.R.S. Employer identification No.)

1625 Broadway
Suite 990
Denver, Colorado 80202

(Address of principal executive offices)

(303) 592-5700
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

Yes ☐ No ☒

     At November 12, 2003, 9,348,572 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on November 12, 2003 was $5,796,115 based on the OTCBB closing price of $0.62 per share on that date.

VL DISSOLUTION CORPORATION

September 30, 2003

VL DISSOLUTION CORPORATION

Statements of Net Assets in Liquidation

(in thousands of dollars)

	September 30,	June 30,
	2003	2003

	(unaudited)
Assets
Cash and cash equivalents	$1,360	60
Restricted cash	1,475	1,475
Prepaid expenses and other assets	78	96
Investment in common stock of Sirenza	5,853	4,065
Restricted investment in common stock of Sirenza	5,047	2,542

	$13,813	8,238

Liabilities
Accounts payable and accrued costs of liquidation	$(1,721)	(2,530)
Settlement obligation to issue 2,000,000 shares of common stock	—	(1,200)
Commitments and contingencies

Net assets in liquidation	$12,092	4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statement of Changes in Net Assets in Liquidation

(in thousands of dollars)

Three Months
ended
September 30,
2003

(unaudited)
Net increase in net assets in liquidation:
Mark-to-market adjustment on investment in common stock of Sirenza	$5,409
Realized gains on sale of investment in common stock of Sirenza, net	973
Interest income	2
Issuance of 2,000,000 shares of common stock to fund settlement obligation	1,200

Net increase in net assets in liquidation	7,584
Net assets in liquidation, June 30, 2003	4,508

Net assets in liquidation, September 30, 2003	$12,092

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statement of Operations

(in thousands of dollars, except share and per share data)

Three months
ended
September 30,
2002

(unaudited)
Net sales	$3,982
Cost of goods sold	3,060

Gross profit	922

Operating expenses:
Selling	672
General and administrative	1,560
Research and development	817
Expenses relating to accounting restatements and related legal matters, net of recoveries	32

Total operating expenses	3,081

Operating loss	(2,159)
Other income (expense):
Interest income	8
Interest expense	(120)
Other, net	(50)

Total other income (expense)	(162)

Net loss	$(2,321)

Loss per share, basic and diluted	$(0.32)

Weighted average shares outstanding, basic and diluted	7,259,659

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statement of Cash Flows

(in thousands of dollars)

Three months
ended
September 30,
2002

(unaudited)
Net loss	$(2,321)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	527
Loss on disposal of assets	44
Amortization of stock compensation	9
Disposal of debt issue costs	59
Changes in operating assets and liabilities:
Trade accounts receivable, net	512
Inventories, net	265
Prepaid expenses and other current assets	(25)
Trade accounts payable	155
Accrued compensation	50
Other accrued expenses and liabilities	125

Total adjustments	1,721

Cash used in operating activities	(600)

Cash flows from investing activities:
Purchases of property and equipment	(90)
Proceeds from sale of equipment	23
Net proceeds (investment) from cash surrender value of whole life insurance	254

Cash provided by investing activities	187

Cash flows from financing activities:
Proceeds from notes payable	374
Payments of notes payable	(230)
Payments of long-term obligations	(159)
Proceeds from common stock issued under stock purchase plan	71

Cash provided by financing activities	56

Decrease in cash and cash equivalents	(357)
Cash and cash equivalents at beginning of period	553

Cash and cash equivalents at end of period	$196

Supplemental disclosure of cash flow information:
Cash paid for interest	$58

Cash paid for income taxes	$—

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three months ended September 30, 2003

(1)	Liquidation Basis of Accounting and Sale of Substantially All Assets

The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2003, which is derived from the Company’s audited financial statements). Certain information and note disclosures normally included in financial statements have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, accrued cost of liquidation and commitments and contingencies. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

On December 2, 2002, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of its assets to a wholly owned subsidiary of Sirenza Microdevices, Inc. (“Sirenza”).

On May 5, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. Pursuant to the amended plan of dissolution, which was approved by the stockholders at the special stockholders’ meeting on May 5, 2003, the Company’s operations were limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of May 5, 2003, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future events/activities, the change in the fair market value of an investment in the common stock of Sirenza, the proceeds ultimately received by the Company from the sale of Sirenza common stock and other assets, and adjustments, if any, to estimated costs of liquidation.

It is the Company’s intention to settle its outstanding obligations and sell its remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to its stockholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim. For the three months ended September 30, 2003, there were no distributions made to stockholders. On October 31, 2003, the Company made an initial distribution (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock to its shareholders. Following the distribution on October 31, 2003, there were approximately 1.3 million shares of Sirenza common stock remaining.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three months ended September 30, 2003

In connection with the asset sale and subsequent dissolution of the Company, the Company filed articles of amendment to change its name from Vari-L Company, Inc. to VL Dissolution Corporation, effective May 5, 2003.

As further described in the following notes, during the quarter ended September 30, 2003, the Company sold 550,000 shares of Sirenza common stock generating proceeds of approximately $2.1 million, extinguished $809,000 of its accounts payable and accrued costs of liquidation and authorized the issuance of 2.0 million shares of its common stock valued at $1.2 million, pursuant to the settlement of the private securities class action.

(2)	Restricted Cash

At September 30, 2003, $1.475 million of cash is restricted as to withdrawal and is retained in a separate bank account designated for such purpose. This cash will remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved.

(3)	Marketable Securities

Marketable securities, consisting of an investment in Sirenza’s common stock, are classified as held for trading and are recorded at fair value. At June 30, 2003, the Company held approximately 3.3 million shares with a fair market value of $6.6 million. During the quarter ended September 30, 2003, the Company sold 550,000 shares generating proceeds of approximately $2.1 million, realizing net gains of $973,000. At September 30, 2003, the Company held approximately 2.7 million shares with a fair market value of $10.9 million. Approximately 1.3 million shares of the 2.7 million shares are restricted as to withdrawal. Restricted investments are held in the Company’s name and bear a restrictive legend subject to stop transfer restrictions imposed by Sirenza. The shares will remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved.

Unrealized gains and losses are reported as mark to market adjustment on investment in common stock of Sirenza in the Statement of Changes in Net Assets in Liquidation.

On October 31, 2003 the Company made an initial distribution (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock to its shareholders. Following the distribution on October 31, 2003, there were approximately 1.3 million shares of Sirenza common stock remaining.

(4)	Stockholders’ Equity

During September 2003, the Company received from the class action representatives’ claims administrator the names of the shareholders in the plaintiff class and the amount of shares to be issued to each shareholder pursuant to the settlement of the private securities class action. The Company’s Board of Directors approved the issuance of the 2.0 million settlement shares to the class members, which issuance was completed by Computershare, the transfer agent for the Company’s capital stock, within 10 to 14 days from the approval of the issuance. The settlement shares were valued at $1.2 million and the liability was

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three months ended September 30, 2003

recorded in June 2002, based upon the closing price of the Company’s common stock on the date in which all substantive aspects of the settlement were agreed upon.

(5)	Litigation, Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company may in the future be subject to legal disputes, which, even if not meritorious, could result in the expenditure of significant financial resources.

VL DISSOLUTION CORPORATION

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical and liquidation based financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluated our estimates, including those related to accrued costs of liquidation and commitments and contingencies. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting on May 5, 2003, our operations were limited to winding-up our business and affairs, selling our remaining assets, discharging our known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our shareholders, all in accordance with the amended plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of May 5, 2003, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received; however, actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future events/activities, the change in the fair market value of our investment in the common stock of Sirenza, the proceeds ultimately received by us from the sale of the Sirenza common stock and other assets, and adjustments, if any, to estimated costs of liquidation.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations are not comparable to the three months ended September 30, 2002

For the three months ended September 30, 2003, we recorded a mark-to market adjustment of $5.4 million due to an increase in value in our investment in the common stock of Sirenza. Additionally we sold 550,000 shares of Sirenza common stock realizing net gains of $973,000 and our Board of Directors authorized the issuance of 2 million shares of our common stock valued at $1.2 million, pursuant to the settlement of the private securities class action.

Liquidity and Capital Resources

As of September 30, 2003, our net assets in liquidation were $12.1 million, including cash, cash equivalents and restricted cash of $2.8 million. During the quarter ended September 30, 2003, we sold 550,000 shares of Sirenza common stock generating proceeds of $2.1 million and extinguished $809,000 of our accounts payable and accrued costs of liquidation.

Outstanding Liabilities and Investment in Common Stock of Sirenza

At September 30, 2003, we had $1.7 million in accounts payable and accrued costs of liquidation and an investment in the common stock of Sirenza valued at $10.9 million. During August and September 2003, we sold 550,000 shares of the common stock of Sirenza at an average price of $3.80 per share. Proceeds from the sale are being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will eventually be distributed to shareholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our shareholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim. For the three months ended September 30, 2003, there were no distributions made to stockholders. On October 31, 2003, we made an initial distribution (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock to our shareholders. Following the distribution on October 31, 2003, there were approximately 1.3 million shares of Sirenza common stock remaining.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Colorado Business Bank. As of June 30, 2003 and September 30, 2003, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $1,000 for the year ended June 30, 2003 and for the three months ended September 30, 2003. Additionally, as of June 30, 2003 and September 30, 2003, we are exposed to the effects of adverse changes in the fair value of marketable securities. We currently have an investment in the common stock of Sirenza acquired in connection with the asset sale with no financial instrument in place to manage the impact of a change in the fair market value. We estimate that a 10% increase or decrease in the fair value would have impacted the change in net assets in liquidation by approximately $661,000 at June 30, 2003 and $1,090,000 at September 30, 2003.

Item 4. Controls and Procedures

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

VL DISSOLUTION CORPORATION

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its financial condition, results of operations or liquidity. We may in the future be subject to legal disputes, which, even if not meritorious, could result in the expenditure of significant financial resources.

Item 2. Changes in Securities and Use of Proceeds

Issuance of Class Action Settlement Shares. Pursuant to the settlement of the private securities class action, our Board of Directors authorized the issuance of 2.0 million shares of our common stock to the members of the plaintiff class in early October 2003. Since the terms and conditions of the issuance of the shares was approved by the United States District Court for the District of Colorado as fair and reasonable to the members of the class, the shares are to be issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Distribution Letter to Shareholders dated October 31, 2003 issued by the Company’s Board of Directors

(b) Reports on Form 8-K

A report on Form 8-K dated October 6, 2003 under Items 5 and 7 was filed with the Commission on October 10, 2003.

A report on Form 8-K dated October 24, 2003 under Items 5 and 7 was filed with the Commission on October 24, 2003.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Lisowski	Date: November 13, 2003

David A. Lisowski, Director

/s/ Anthony B. Petrelli	Date: November 13, 2003

Anthony B. Petrelli, Director

/s/ David M. Risley	Date: November 13, 2003

David M. Risley, Director

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

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Distribution Letter to Shareholders dated October 31, 2003 issued by the Company’s Board of Directors