Form 10-Q
period 2003-12-31
VL DISSOLUTION CORP
filed 2004-02-05
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No. 0-23866
December 31, 2003

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

Yes____X______ No___________

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes___________ No____X______

     At February 3, 2004, 9,348,572 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on February 3, 2004 was $7,198,400 based on the Pink Sheets Electronic Quotation System closing price of $0.77 per share on that date.

VL DISSOLUTION CORPORATION

December 31, 2003

VL DISSOLUTION CORPORATION

Statements of Net Assets in Liquidation

(in thousands of dollars)

	December 31,	June 30,
Assets	2003	2003

	(unaudited)
Cash and cash equivalents	$620	60
Restricted cash	1,475	1,475
Prepaid expenses and other assets	165	96
Investment in common stock of Sirenza	140	4,065
Restricted investment in common stock of Sirenza	6,024	2,542

	$8,424	8,238

Liabilities
Accounts payable and accrued costs of liquidation	$(1,007)	(2,530)
Settlement obligation to issue 2,000,000 shares of common stock	—	(1,200)
Commitments and contingencies

Net assets in liquidation	$7,417	4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Changes in Net Assets in Liquidation
(in thousands of dollars)

	Three months	Six months
	ended	ended
	December 31,	December 31,
	2003	2003

	(unaudited)	(unaudited)
Net increase in net assets in liquidation:
Mark-to-market adjustment on investment in common stock of Sirenza	$1,811	7,220
Realized gains on sale of investment in common stock of Sirenza, net	—	973
Refund of use tax paid	60	60
Interest income	1	3
Issuance of 2.0 million shares of common stock to fund settlement obligation	—	1,200
Initial distribution of 1.4 million shares of Sirenza common stock	(6,547)	(6,547)

Net increase (decrease) in net assets in liquidation	(4,675)	2,909
Net assets in liquidation, beginning of period	12,092	4,508

Net assets in liquidation, December 31, 2003	$7,417	7,417

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Operations

(in thousands of dollars, except share and per share data)

	Three months	Six months
	ended	ended
	December 31,	December 31,
	2002	2002

	(unaudited)	(unaudited)
Net sales	$4,309	8,291
Cost of goods sold	3,068	6,128

Gross profit	1,241	2,163

Operating expenses:
Selling	688	1,360
General and administrative	1,461	2,973
Research and development	751	1,568
Expenses relating to workforce reductions and the proposed transaction with Sirenza	828	876
Expenses relating to accounting restatements and related legal matters, net of recoveries	(2)	30

Total operating expenses	3,726	6,807

Operating loss	(2,485)	(4,644)
Other income (expense):
Interest income	1	9
Interest expense	(263)	(385)
Other, net	(4)	(52)

Total other income (expense)	(266)	(428)

Net loss	$(2,751)	(5,072)

Loss per share, basic and diluted	$(0.38)	(0.70)

Weighted average shares outstanding, basic and diluted	7,244,357	7,252,008

See accompanying notes to financial statement

VL DISSOLUTION CORPORATION

Statement of Cash Flows

(in thousands of dollars)

Six months
ended
December 31,
2002

(unaudited)
Net loss	$(5,072)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,034
Loss on disposal of assets	53
Common stock issued under stock award plans	1
Common stock surrendered and retired	(76)
Amortization of stock compensation	17
Write-off debt issue costs	59
Changes in operating assets and liabilities:
Trade accounts receivable, net	397
Inventories, net	59
Prepaid expenses and other current assets	348
Trade accounts payable	346
Accrued compensation	(320)
Other accrued expenses and liabilities	715

Total adjustments	2,633

Cash used in operating activities	(2,439)

Cash flows from investing activities:
Purchases of property and equipment	(127)
Proceeds from sale of equipment	23
Net proceeds from cash surrender value of whole life insurance	266
Increase in other assets	(48)

Cash provided by investing activities	114

Cash flows from financing activities:
Proceeds from notes payable	3,869
Payments of notes payable	(379)
Payments of long-term obligations	(1,651)
Proceeds from common stock issued under stock purchase plan	71

Cash provided by financing activities	1,910

Decrease in cash and cash equivalents	(415)
Cash and cash equivalents at beginning of period	553

Cash and cash equivalents at end of period	$138

Supplemental disclosure of cash flow information:
Cash paid for interest	$166

Cash paid for income taxes	$—

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and six months ended December 31, 2003

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

On May 5, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special shareholders’ meeting on May 5, 2003, the Company’s operations were limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its shareholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of May 5, 2003, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to shareholders upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future events/activities, the change in the fair market value of an investment in the common stock of Sirenza, the proceeds ultimately received by the Company from the sale of Sirenza common stock and other assets, and adjustments, if any, to estimated costs of liquidation.

It is the Company’s intention to settle its outstanding obligations and sell its remaining assets as expeditiously as possible. Any cash not used to satisfy liabilities and expenses will eventually be distributed to shareholders. Final dissolution of the Company and related distributions to its shareholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim. During the three months ended December 31, 2003, the Company made an initial distribution (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock to its shareholders. Following the initial distribution, the Company held approximately 1.3 million shares of Sirenza’s common stock. No other distributions have been made to the Company’s shareholders.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and six months ended December 31, 2003

In connection with the asset sale and subsequent dissolution of the Company, the Company filed articles of amendment to change its name from Vari-L Company, Inc. to VL Dissolution Corporation, effective May 5, 2003.

As further described in the following notes, during the six months ended December 31, 2003, the Company sold 550,000 shares of Sirenza’s common stock generating proceeds of approximately $2.1 million, extinguished $1.5 million of its accounts payable and accrued costs of liquidation, issued 2.0 million shares of its common stock valued at $1.2 million pursuant to the settlement of the private securities class action and distributed 1.4 million shares of Sirenza’s common stock valued at $6.5 million as of the date of distribution to its shareholders.

(2)	Restricted Cash

At December 31, 2003, $1.475 million of cash is restricted as to withdrawal and is retained in a separate bank account designated for such purpose. This cash will remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved.

(3)	Marketable Securities

Marketable securities, consisting of an investment in Sirenza’s common stock, are classified as held for trading and are recorded at fair value. At June 30, 2003, the Company held approximately 3.3 million shares with a fair market value of $6.6 million. During the six months ended December 31, 2003, the Company sold 550,000 shares generating proceeds of approximately $2.1 million, realizing net gains of $973,000. On October 31, 2003, the Company made an initial distribution to its shareholders (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock that had a fair market value on that date of $6.5 million. At December 31, 2003, the Company held approximately 1.3 million shares with a fair market value of $6.2 million. Except for approximately 21,000 of such shares, all of the remaining shares held by the Company are restricted as to withdrawal or distribution. The shares will remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved.

Unrealized gains and losses are reported as mark to market adjustment on investment in common stock of Sirenza in the Statement of Changes in Net Assets in Liquidation.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and six months ended December 31, 2003

(4)	Stockholders’ Equity

In October 2003, the Company issued an aggregate of 2.0 million shares of its common stock to the shareholders in the plaintiff class pursuant to the settlement of the private securities class action. The Company recorded a liability of $1.2 million for the issuance of the settlement shares in June 2002, when all substantive aspects of the settlement were agreed upon, based upon the fair market value of the shares on such date.

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

The Company is a beneficiary to a life insurance policy in which a former officer is named as the insured. Under the policy, the Company is entitled to 100% of the net death benefits. In January 2004, the Company was notified of the death of this former officer. The Company anticipates receiving net proceeds from the life insurance policy of approximately $320,000 during February 2004.

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

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting on May 5, 2003, our operations were limited to winding-up our business and affairs, selling our remaining assets, discharging our known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our shareholders, all in accordance with the amended plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of May 5, 2003, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received; however, actual costs could differ from those estimates. Distributions ultimately made to shareholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future events/activities, the change in the fair market value of our investment in the common stock of Sirenza, the proceeds ultimately received by us from the sale of the Sirenza common stock and other assets, and adjustments, if any, to estimated costs of liquidation.

Comparison of our Results of Operations

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the three and six months ended December 31, 2003 are not comparable to the three and six months ended December 31, 2002.

Results of Operations for the Three Months Ended December 31, 2003

For the three months ended December 31, 2003, we recorded a mark-to market adjustment of $1.8 million due to an increase in value in our investment in the common stock of Sirenza and we received a use tax settlement from the State of Colorado in the amount of $60,000. Additionally we made an initial distribution to our shareholders (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock with a fair market value on the date of distribution of $6.5 million.

Results of Operations for the Six Months Ended December 31, 2003

For the six months ended December 31, 2003, we recorded a mark-to market adjustment of $7.2 million due to an increase in value in our investment in the common stock of Sirenza. We sold 550,000 shares of Sirenza common stock realizing net gains of $973,000. We received a use tax settlement from the State of Colorado in the amount of $60,000 and we issued 2 million shares of our common stock valued at $1.2 million, pursuant to the settlement of the private securities class action. Additionally we made an initial distribution to our shareholders (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock with a fair market value on the date of distribution of $6.5 million.

Liquidity and Capital Resources

At December 31, 2003, our net assets in liquidation were $7.4 million, including cash, cash equivalents and restricted cash totaling $2.1 million. During the six months ended December 31, 2003, we sold 550,000 shares of Sirenza common stock generating proceeds of $2.1 million and extinguished $1.5 million of our accounts payable and accrued costs of liquidation.

The Company is a beneficiary to a life insurance policy in which a former officer is named as the insured. Under the policy, we are entitled to 100% of the net death benefits. In January 2004, we were notified of the death of this former officer. We anticipate receiving net proceeds from the life insurance policy of approximately $320,000 during February 2004.

Outstanding Liabilities and Investment in Common Stock of Sirenza

At December 31, 2003, we had $1.0 million in accounts payable and accrued costs of liquidation and held 1.3 million shares of Sirenza’s common stock with a fair market value of $6.2 million. We intend to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Any cash not used to satisfy liabilities and expenses will eventually be distributed to our shareholders. Final dissolution of the Company and related distributions to our shareholders will occur upon obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza may make an indemnity claim.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Colorado Business Bank. As of June 30, 2003 and December 31, 2003, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $1,000 for the year ended June 30, 2003 and for the six months ended December 31, 2003. Additionally, as of June 30, 2003 and December 31, 2003, we are exposed to the effects of adverse changes in the fair value of marketable securities. We currently have an investment in the common stock of Sirenza acquired in connection with the asset sale with no financial instrument in place to manage the impact of a change in the fair market value. We estimate that a 10% increase or decrease in the fair value would have impacted the change in net assets in liquidation by approximately $661,000 at June 30, 2003 and $627,000 at December 31, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

Issuance of Class Action Settlement Shares. Pursuant to the settlement of the private securities class action, we issued 2.0 million shares of our common stock to the members of the plaintiff class in early October 2003. Because the terms and conditions of the issuance of the shares were approved by the United States District Court for the District of Colorado as fair and reasonable to the members of the class, the shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

A report on Form 8-K dated November 25, 2003 under Items 5 and 7 was filed with the Commission on November 26, 2003.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Lisowski David A. Lisowski, Director	Date: February 5, 2004

/s/ Anthony B. Petrelli Anthony B. Petrelli, Director	Date: February 5, 2004

/s/ David M. Risley David M. Risley, Director	Date: February 5, 2004

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