Form 10-Q
period 2004-03-31
VL DISSOLUTION CORP
filed 2004-05-14
CIK 917173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No. 0-23866
March 31, 2004

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

Yes___________ No____X______

     At May 10, 2004, 9,348,572 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on May 10, 2004 was $5,796,115 based on the Pink Sheets Electronic Quotation System closing price of $0.62 per share on that date.

VL DISSOLUTION CORPORATION

March 31, 2004

VL DISSOLUTION CORPORATION

Statements of Net Assets in Liquidation

(in thousands of dollars)

	March 31,	June 30,
	2004	2003
Assets	(unaudited)
Cash and cash equivalents	$1,766	60
Restricted cash	—	1,475
Prepaid expenses and other assets	329	96
Investment in common stock of Sirenza	5,597	4,065
Restricted investment in common stock of Sirenza	—	2,542

	$7,692	8,238

Liabilities
Accounts payable and accrued costs of liquidation	$(606)	(2,530)
Settlement obligation to issue 2,000,000 shares of common stock	—	(1,200)
Commitments and contingencies

Net assets in liquidation	$7,086	4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Changes in Net Assets in Liquidation

(in thousands of dollars)

	Three months	Nine months
	ended	ended
	March 31,	March 31,
	2004	2004
	(unaudited)	(unaudited)
Net increase in net assets in liquidation:
Mark-to-market adjustment on investment in common stock of Sirenza	$(466)	6,754
Realized gains (losses) on sale of investment in common stock of Sirenza, net	(2)	971
Net death benefits from life insurance policy	329	329
Refund of use tax paid	—	60
Adjustment to estimated costs of liquidation	(194)	(114)
Interest income	2	5
Issuance of 2.0 million shares of common stock to fund settlement obligation	—	1,200
Initial distribution of 1.4 million shares of Sirenza common stock	—	(6,547)

Net increase (decrease) in net assets in liquidation	(331)	2,658
Net assets in liquidation, beginning of period	7,417	4,508

Net assets in liquidation, March 31, 2004	$7,086	7,166

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Operations

(in thousands of dollars, except share and per share data)

	Three months	Nine months
	ended	ended
	March 31,	March 31,
	2003	2003
	(unaudited)	(unaudited)
Net sales	$4,024	12,315
Cost of goods sold	2,709	8,837

Gross profit	1,315	3,478

Operating expenses:
Selling	588	1,949
General and administrative	1,236	4,209
Research and development	615	2,182
Expenses relating to workforce reductions and the proposed transaction with Sirenza	322	1,198
Expenses relating to accounting restatements and related legal matters, net of recoveries	43	73

Total operating expenses	2,804	9,611

Operating loss	(1,489)	(6,133)
Other income (expense):
Interest income	6	13
Interest expense	(334)	(716)
Other, net	1	(52)

Total other income (expense)	(327)	(755)

Net loss	$(1,816)	(6,888)

Loss per share, basic and diluted	$(0.25)	(0.95)

Weighted average shares outstanding, basic and diluted	7,253,693	7,252,561

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statement of Cash Flows

(in thousands of dollars)

Nine months
ended
March 31,
2003
(unaudited)
Net loss	$(6,888)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,502
Loss on disposal of assets	53
Common stock issued under stock award plans	1
Common stock surrendered and retired	(76)
Amortization of stock compensation	26
Write-off debt issue costs	59
Changes in operating assets and liabilities:
Trade accounts receivable, net	123
Inventories, net	165
Prepaid expenses and other current assets	392
Trade accounts payable	724
Accrued compensation	(125)
Other accrued expenses and liabilities	475

Total adjustments	3,319

Cash used in operating activities	(3,569)

Cash flows from investing activities:
Purchases of property and equipment	(156)
Proceeds from sale of equipment	23
Net proceeds from cash surrender value of whole life insurance	252
Increase in other assets	(46)

Cash provided by investing activities	73

Cash flows from financing activities:
Proceeds from notes payable	5,119
Payments of notes payable	(419)
Payments of long-term obligations	(1,657)
Proceeds from common stock issued under stock option plan	5
Proceeds from common stock issued under stock purchase plan	117

Cash provided by financing activities	3,165

Decrease in cash and cash equivalents	(331)
Cash and cash equivalents at beginning of period	553

Cash and cash equivalents at end of period	$222

Supplemental disclosure of cash flow information:
Cash paid for interest	$169

Cash paid for income taxes	$—

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2004

(1)	Liquidation Basis of Accounting and Sale of Substantially All Assets

The accompanying financial statements of the Company have been prepared without audit (except for the balance sheet information as of June 30, 2003, which is derived from the Company’s audited financial statements). Certain information and note disclosures normally included in Form 10-K have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

It is the Company’s intention to settle its outstanding obligations and sell its remaining assets as expeditiously as possible. Any cash not used to satisfy liabilities and expenses will eventually be distributed to shareholders. Dissolution of the Company and final distributions to its shareholders will occur upon resolution of all liquidation issues. The expiration of the period in which Sirenza was entitled to make an indemnity claim against the Company was March 31, 2004. Sirenza and its indemnified parties have made no claims against the Company. During the three months ended December 31, 2003, the Company made an initial distribution (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock to its shareholders. Following the initial distribution, the Company held approximately 1.3 million shares of

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2004

Sirenza’s common stock. No other distributions have been made to the Company’s shareholders.

In connection with the asset sale and subsequent dissolution of the Company, the Company filed articles of amendment to change its name from Vari-L Company, Inc. to VL Dissolution Corporation, effective May 5, 2003.

As further described in the following notes, during the nine months ended March 31, 2004, the Company sold 570,974 shares of Sirenza’s common stock generating proceeds of approximately $2.2 million, extinguished $2.1 million of its accounts payable and accrued costs of liquidation offset by an adjustment of $194,000 to estimated costs of liquidation as further described in note 5, recognized a net death benefit of $329,000 from a life insurance policy, issued 2.0 million shares of its common stock valued at $1.2 million pursuant to the settlement of the private securities class action and distributed 1.4 million shares of Sirenza’s common stock valued at $6.5 million as of the date of distribution to its shareholders.

(2)	Restricted Cash

Historically, $1.475 million of cash was restricted as to withdrawal and was retained in a separate bank account designated for such purpose. In accordance with the Asset Purchase Agreement, the cash was to remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties were paid or otherwise resolved. Sirenza and its indemnified parties have made no claims against the Company. Accordingly, the restricted designation was removed effective March 31, 2004.

(3)	Marketable Securities

Marketable securities, consisting of an investment in Sirenza’s common stock, are classified as held for trading and are recorded at fair value. At June 30, 2003, the Company held approximately 3.3 million shares with a fair market value of $6.6 million. During the nine months ended March 31, 2004, the Company sold 570,974 shares generating proceeds of approximately $2.2 million, realizing net gains of $971,000. On October 31, 2003, the Company made an initial distribution to its shareholders (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock that had a fair market value on that date of $6.5 million.

Historically, the Company held approximately 1.3 million shares that were restricted as to withdrawal or distribution. In accordance with the Asset Purchase Agreement, the shares were to remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties are paid or otherwise resolved. Sirenza and its indemnified parties have made no claims against the Company. Accordingly, the restricted designation was removed effective March 31, 2004. The fair market value of such shares was $5.6 million at March 31, 2004.

VL DISSOLUTION CORPORATION

Notes to Financial Statements (Unaudited)

Three and nine months ended March 31, 2004

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

(5)	Adjustment to Estimated Costs of Liquidation

During the quarter ended March 31, 2004, the Company recorded an adjustment of $194,000 representing an increase in its original estimate of the costs to be incurred during dissolution. The increase primarily represents unanticipated costs incurred in connection with the distribution of Sirenza’s common stock to the Company’s shareholders.

Distributions ultimately made to shareholders upon liquidation could differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future events/activities, the change in the fair market value of the Company’s investment in the common stock of Sirenza, the proceeds ultimately received by the Company from the sale of the Sirenza common stock, and any additional adjustments to estimated costs of liquidation.

(6)	Net Death Benefits from Life Insurance Policy

The Company was a beneficiary to a life insurance policy in which a former officer was named as the insured. Under the policy, the Company was entitled to 100% of the net death benefits. In January 2004, the Company was notified of the death of this former officer. Accordingly, the Company has recorded a benefit of $329,000 in its Statement of Changes in Assets for the quarter ended March 31, 2004. The Company received the net proceeds from the life insurance policy during April 2004.

(7)	Litigation, Commitments and Contingencies

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

VL DISSOLUTION CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. We base these forward-looking statements on a number of assumptions about the future, usually based on current conditions. These assumptions may or may not prove to be correct and, as a result, our own forward-looking statements may also be inaccurate. On the other hand, based on what we know today and what we expect in the future, we believe that the forward-looking statements we make in this report are reasonable. In most cases, when we use words like “believe,” “expect,” “estimate,” “anticipate,” “project,” “plan,” or “predict” to describe something which has not yet occurred, we are making a forward-looking statement.

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

During the quarter ended March 31, 2004, the Company recorded an adjustment of $194,000 representing an increase in its original estimate of the costs to be incurred during dissolution. The increase primarily represents unanticipated costs incurred in connection with the distribution of Sirenza’s common stock to the Company’s shareholders.

Comparison of our Results of Operations

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the three and nine months ended March 31, 2004 are not comparable to the three and nine months ended March 31, 2003.

Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2004

For the three months ended March 31, 2004, we recorded a mark-to market adjustment of $466,000 due to a decrease in value in our investment in the common stock of Sirenza, we recorded a net death benefit of $329,000 as we were the sole beneficiary on a life insurance policy and we recorded an adjustment of $194,000 representing an increase in our original estimate of the costs to be incurred during dissolution. The increase primarily represents unanticipated costs incurred in connection with the distribution of Sirenza’s common stock to the Company’s shareholders. Additionally, we sold 20,974 shares of Sirenza common stock realizing net losses of $2,000.

Changes in Net Assets in Liquidation for the Nine Months Ended March 31, 2004

For the nine months ended March 31, 2004, we recorded a mark-to market adjustment of $6.8 million due to an increase in value in our investment in the common stock of Sirenza and we recorded a net death benefit of $329,000 as we were the sole beneficiary on a life insurance policy. We sold 570,974 shares of Sirenza common stock realizing net gains of $971,000. We received a use tax settlement from the State of Colorado in the amount of $60,000 and we issued 2 million shares of our common stock valued at $1.2 million, pursuant to the settlement of the private securities class action. Additionally we recorded an adjustment of $194,000 representing an increase in our original estimate of the costs to be incurred during dissolution and we made an initial distribution to our shareholders (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock with a fair market value on the date of distribution of $6.5 million.

Liquidity and Capital Resources

At March 31, 2004, our net assets in liquidation were $7.2 million, including cash and cash equivalents totaling $1.8 million. During the nine months ended March 31, 2004, we sold 570,974 shares of Sirenza common stock generating proceeds of $2.2 million and extinguished $2.1 million of our accounts payable and accrued costs of liquidation offset by an adjustment of $194,000 to estimated costs of liquidation as further described in note 5 to the Financial Statements.

The Company was a beneficiary to a life insurance policy in which a former officer was named as the insured. Under the policy, we were entitled to 100% of the net death benefits. In January 2004, we were notified of the death of this former officer. Accordingly, the Company has recorded a benefit of $329,000 in its Statement of Changes in Assets for the quarter ended March 31, 2004. We received the net proceeds from the life insurance policy during April 2004.

Outstanding Liabilities and Investment in Common Stock of Sirenza

At March 31, 2004, we had $606,000 in accounts payable and accrued costs of liquidation and held 1.3 million shares of Sirenza’s common stock with a fair market value of $5.6 million. We intend to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Any cash not used to satisfy liabilities and expenses will eventually be distributed to our shareholders. Dissolution of the Company and final distributions to our shareholders will occur upon resolution of all liquidation issues. The expiration of the period in which Sirenza was entitled to make an indemnity claim against the Company was March 31, 2004. Sirenza and its indemnified parties have made no claims against the Company.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Colorado Business Bank. As of June 30, 2003 and March 31, 2004, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $1,000 for the year ended June 30, 2003 and for the nine months ended March 31, 2004. Additionally, as of June 30, 2003 and March 31, 2004, we are exposed to the effects of adverse changes in the fair value of marketable securities. We currently have an investment in the common stock of Sirenza acquired in connection with the asset sale with no financial instrument in place to manage the impact of a change in the fair market value. We estimate that a 10% increase or decrease in the fair value would have impacted the change in net assets in liquidation by approximately $661,000 at June 30, 2003 and $560,000 at March 31, 2004.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Board of Directors to allow timely decisions regarding required disclosure about Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

As of May 5, 2003 the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q was performed by the Company’s Board of Directors. Based on that evaluation, the Board has concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Furthermore, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Lisowski David A. Lisowski, Director	Date: May 14, 2004

/s/ Anthony B. Petrelli Anthony B. Petrelli, Director	Date: May 14, 2004

/s/ David M. Risley David M. Risley, Director	Date: May 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002