Form 10-K
period 2004-06-30
VL DISSOLUTION CORP
filed 2004-08-10
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Title of Class

Common Stock, $.01 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Check if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

     As of June 28, 2004, all remaining assets of the issuer were distributed to its shareholders and the stock transfer books were closed. The distribution resulted in the complete redemption and cancellation of all outstanding shares of the Common Stock. Accordingly, there are no remaining holders of record of the issuers Common Stock.

PART I

Item 1. Business

Introduction

VL Dissolution Corporation, formerly Vari-L Company, Inc., a Colorado corporation (the “Company”), was engaged in the process of orderly liquidation of its remaining assets, the winding up of its business and operations, and the dissolution of the Company. Effective June 28, 2004, we distributed all of our remaining assets to our shareholders.

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

As of the date of this filing, we have completed the process of the orderly liquidation of our remaining assets, the winding up of the business, and our dissolution. The process involved the sale and disposition of assets that were not acquired by Sirenza, the payment of or provision for liabilities and other claims that were not assumed by Sirenza, and the distribution of all remaining assets to our shareholders.

During the year ended June 30, 2004, we made aggregate distributions to our shareholders of approximately 2.7 million shares of Sirenza’s common stock valued at $11.8 million at the time of such distributions and approximately $1.5 million in cash. At June 30, 2004, we have satisfied our known liabilities and distributed all of our assets other than a small cash balance to satisfy any remaining liabilities relating to our liquidation. Accordingly, we will not make any further distributions to our shareholders and the Company will cease to exist in any capacity.

As outstanding shares of our common stock are deemed worthless as of the date of final distribution, our Board of Directors approved the closing of our stock transfer books. Accordingly, no transfers of shares of our common stock have been registered on our stock transfer books or otherwise recognized by us after July 13, 2004, the date on which our transfer books were closed.

We have also filed Form 15 with the Securities and Exchange Commission, pursuant to which our duty to file reports required under Section 13(a) of the Securities Exchange Act of 1934, as amended, was immediately suspended and our duty to file reports required under Section 15(d) of the Securities Exchange Act of 1934, as amended, was suspended as of June 30, 2004. This annual report represents our final periodic report to be filed with the Securities Exchange Commission. No other filings will be made with the Securities and Exchange Commission and no further communications will be made to our shareholders.

Business Operations Prior to the Asset Sale

Prior to closing the asset sale to Sirenza, we designed, manufactured, and marketed a wide variety of radio frequency and microwave components and devices for use in wireless communications. Our products were used in many different commercial and military/aerospace applications, including wireless telecommunications networks, wireless base stations, wireless point-to-point radio systems, wireless point-to-multi-point radio systems, wireless local area networks, satellite payload, test equipment (instrumentation) and ground communications, radar systems, weapons guidance systems and advanced telemetry systems. We operated as a single business unit and continued to report as such during liquidation. While we no longer have active business operations, the following description of our business operations prior to the asset sale is provided to aid our reader’s understanding of our historical financial statements.

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

For more than 50 years, we supplied wireless communications products to the military/aerospace industry. In 1993, we expanded our engineering, manufacturing and sales efforts to address the growing demand for commercial wireless communications products. In 2002, we expanded our product line by introducing wideband voltage-controlled oscillators and stripline couplers.

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

Our product lines fell into two major categories: products which produce electromagnetic signals, which we referred to as signal source components, and products which receive or process electromagnetic signals, or passive components. Sales of our products were generated through a combination of manufacturers’ representatives and our own direct sales force team, and were supplemented by advertising in trade magazines, participating in trade shows and on our website. Most of our products were customized according to our customers’ specifications, but we also produced some standard products. We also designed and manufactured custom products in response to specific customer requirements. The majority of our sales were in parts that are customized to meet the performance requirements of specific customers.

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

Commercial Signal Source Components

From 1996 through 2003, most of our revenues came from sales of our commercial narrowband VCOs. However, in mid-2003 we were beginning to see a shift in the wireless industry from VCOs to PLLs resulting in increasing sales of our PLLs. The PLL assemblies consisted of our VCOs integrated with other components and had a higher average selling price than our VCOs. Our VCOs and PLLs were used in high-performance cellular base stations and other demanding applications where signal quality was especially important.

High-Reliability Signal Source Components

Our high reliability, or hi-rel, signal source components performed the same function as the commercial signal source components. Our hi-rel signal source components, however, were constructed using different assembly techniques because they are designed to operate in different operating environments. These components were designed for wideband applications (i.e., applications involving a wider range of signal frequencies) and were constructed in hermetically sealed packages for use over extended temperature ranges and in adverse environments. Hi-rel products were typically specified for both military/aerospace and high-end industrial applications.

Military Signal Processing Components

Our military signal processing components were primarily used in military and aerospace applications. These products included power dividers and combiners used for directing RF and microwave signals, solid state switches used to change the routing of RF and microwave signals, and transformers used to convert signals between different impedances. We also produced mixers, which were used to convert the frequency of RF and microwave signals to baseband signals.

Other Products

In March 2002, we introduced a line of 3-dB hybrid couplers. 3-dB hybrid couplers were critical components used to build high-power amplifiers, vector modulators and antenna systems.

We also offered other passive components (couplers, transformers and power dividers) that were used in a variety of niche fiber-optic applications, including cable television and point-to-point data transmission networks. However, these products did not account for a significant percentage of our total revenue.

Manufacturing

Through the date of the asset sale to Sirenza, we manufactured most of our products in our own facilities in Denver, Colorado. All of our products were completed and tested at our manufacturing facilities in Denver, Colorado. A contract manufacturer who specialized in the unique production process required by this product manufactured our 3dB hybrid couplers. Final testing and marking was performed at our facilities in Denver, Colorado.

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

Our commercial signal source product line accounted for 76% and 73% of revenue for the period from July 1, 2002 to May 5, 2003 and for the year ended June 30, 2002.

The following table summarizes our net sales by product line (in thousands of dollars):

	Period from	Year
	July 1, 2002 to	Ended
	May 5, 2003	June 30, 2002
Commercial Signal Source Components	$10,541	$15,615
Hi-Rel Signal Source Components	2,684	3,651
Military Signal Processing Components	630	1,848
Other Products	56	234

Net sales	$13,911	$21,348

We sold our products primarily through manufacturers’ representatives who promoted and solicited orders for our products on a commission basis in exclusive marketing territories. We typically engaged 14 to 16 manufacturers’ representative firms in the U.S. We also had 20 manufacturers’ representatives covering 18 foreign countries. In addition, we had a direct-sales force.

Customers

Our principal customers were OEMs and contract manufacturers of communications equipment in either the commercial or military/aerospace marketplace. Many of our customers were large international and domestic companies with worldwide operations or prime contractors for military/aerospace work.

Through May 5, 2003, our key customers included ACAL Electronics, Hughes Network Systems, Ericsson, Motorola, Nokia, Microwave Data Systems, Siemens and Solectron in the commercial market, and Boeing (formerly Hughes), Lockheed Martin, Textron, Northrop Grumman, Raytheon and in the military/aerospace market.

The following represents the sales revenues from our largest customers as a percentage of our total sales:

	Period from	Year ended
	July 1, 2002 to	June 30,
	May 5, 2003	2002
Nokia	23%	18%
Motorola	13%	17%
ACAL Electronics (includes Siemens)	11%	13%

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

Our research and development expenses for the period from July 1, 2002 to May 5, 2003 were $2.4 million compared to $2.7 million for the year ended June 30, 2002.

Patents

We do not have any patents.

Employees

We had no employees as of June 30, 2004 and 2003. All persons who have provided services to the Company, including Cloyses, have done so in their capacity as independent contractors.

Financial Information about Geographic Regions

Prior to May 5, 2003, we attributed sales to customers based on the country to which the products were shipped. Net sales by country were as follows (in thousands of dollars):

	Period from
	July 1, 2002	Year ended
	to	June 30,
	May 5, 2003	2002
United States	$5,954	8,985
China	2,506	3,800
Finland	2,217	2,995
Germany	647	1,147
Sweden	623	1,321
Italy	404	462
England	232	1,349
Canada	201	109
Other	1,127	1,180

Net sales	$13,911	21,348

Item 2. Description of Property

At June 30, 2004, we have no facilities. We previously leased a 13,500 square foot building in Denver, Colorado which was our main commercial products manufacturing facility from a partnership that included our former Chief Scientific Officer as the general partner. This lease was scheduled to expire on October 31, 2005 and the lease rate was $10,801 per month. We had the option to terminate the lease in the event the landlord contracted to sell the property during the lease term. In April 2004, the building was sold and we terminated the lease. In connection with the termination of the lease, we made a lease termination payment of $203,100.

Item 3. Legal Proceedings

As of June 30, 2004, there are no material legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market

Our stock was traded on the Over the Counter Bulletin Board system (the “OTCBB”) under the stock symbol “VARL” until November 25, 2003. Our stock was delisted by the OTCBB for failure to remain in compliance with the listing requirements set forth in OTCBB Rule 6530. Beginning November 26, 2003 and until the final distribution to our shareholders, our stock was quoted on the Pink Sheets OTC market under the stock symbol “VLDS.PK.” The following table sets forth the high and low prices for the common stock for the periods indicated:

	High	Low
Quarter ended September 30, 2002	$1.05	$0.45
Quarter ended December 31, 2002	$0.90	$0.21
Quarter ended March 31, 2003	$0.77	$0.40
Quarter ended June 30, 2003	$0.67	$0.41
Quarter ended September 30, 2003
Quarter ended December 31, 2003	$0.73	$0.62
Quarter ended March 31, 2004	$0.98	$0.63
Period ended June 28, 2004	$0.82	$0.61

As the outstanding shares of our common stock are deemed worthless as of the date of the final distribution, our Board of Directors approved the closing of our stock transfer books. Accordingly, no transfers of shares of our common stock have been registered on our stock transfer books or otherwise recognized by us after July 13, 2004, the date on which our transfer books were closed.

Holders

As of June 28, 2004, all remaining assets of the Company were distributed to our shareholders and the stock transfer books were closed. Under our Amended Plan of Dissolution the distribution of our remaining assets to our shareholders resulted in the complete redemption and cancellation of all outstanding shares of Common Stock. Accordingly, there are no remaining holders of record of our common stock.

Dividends/Distributions

On October 31, 2003, our Board of Directors effected an initial distribution (or conversion to cash in the case of fractional shares) of approximately 1.4 million shares of Sirenza’s common stock to our shareholders.

On June 28, 2004, our Board of Directors effected a final distribution (or conversion to cash in the case of fractional shares) of approximately 1.3 million shares of Sirenza’s common stock and approximately $1.5 million in cash to our shareholders.

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

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. Changes in our net assets in liquidation since May 5, 2003 are as follows (in thousands of dollars):

		Period from
	Year ended	May 6, 2003 to
	June 30, 2004	June 30, 2003
Net increase (decrease) in net assets in liquidation:
Mark-to-market adjustment on investment in common stock of Sirenza	$6,363	$1,920
Realized gains (losses) on sale of investment in common stock of Sirenza, net	971	—
Net death benefits from life insurance policy	329	—
Refund of use tax paid	60	—
Adjustment to estimated costs of liquidation	(199)	—
Interest income	7	—
Issuance of 2.0 million shares of common stock to fund settlement obligation	1,200	—
Distribution of 2.7 million shares of Sirenza common stock	(11,753)	—
Distribution of cash to shareholders	(1,486)	—

Net increase (decrease) in net assets in liquidation	(4,508)	1,920
Net assets in liquidation, beginning of period	4,508	2,588

Net assets in liquidation, end of period	$—	$4,508

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

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special meeting on May 5, 2003, we filed articles of dissolution with the Secretary of State of the State of Colorado. Upon filing of the articles of dissolution, our operations were limited to winding-up our business and affairs, selling our remaining assets, discharging our known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our shareholders, all in accordance with the amended plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of May 5, 2003. The accompanying statements of operations, stockholders’ equity and cash flows for the period from July 1, 2002 to May 5, 2003 and for year ended June 30, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Upon changing to the liquidation basis of accounting, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received, we recorded $1.317 million of accrued costs of liquidation representing an estimate of the costs to be incurred during dissolution. During the year ended June 30, 2004, the Company recorded adjustments of $199,000 representing an increase in its original estimate of the costs to be incurred during dissolution.

Comparison of our Results of Operations

On May 5, 2003, we completed the sale of all of our operating assets to Sirenza and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the period from May 6, 2003 to June 30, 2004 and for the year ended June 30, 2004 are not comparable to any other periods.

Changes in Net Assets in Liquidation for the year ended June 30, 2004

For the year ended June 30, 2004, we recorded a mark-to market adjustment of $6.4 million due to a net increase in value in our investment in the common stock of Sirenza and we recorded a net death benefit of $329,000 as we were the sole beneficiary on a life insurance policy. We sold 570,974 shares of Sirenza common stock realizing net gains of $1.3 million. We received a use tax settlement from the State of Colorado in the amount of $60,000 and we issued 2 million shares of our common stock valued at $1.2 million, pursuant to the settlement of the private securities class action. Additionally we recorded an adjustment of $199,000 representing an increase in our original estimate of the costs to be incurred during dissolution and we made distributions to our shareholders of 2.7 million shares of Sirenza’s common stock with a fair market value on the dates of distribution of $11.8 million and cash of $1.5 million.

Changes in Net Assets in Liquidation for the period from May 6, 2003 to June 30, 2003

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

Results of Operations for the period from July 1, 2002 to May 5, 2003 compared with the Fiscal Year Ended June 30, 2002

Net Sales

Net sales for the period from July 1, 2002 to May 5, 2003 decreased 34.8% to $13.9 million compared with $21.3 million for the year ended June 30, 2002. While our unit volume for its commercial signal source products increased slightly, we maintained our pattern of the last few quarters of lowering prices of our commercial signal source products to several key customers to maintain market share. The sale of all of our operating assets on May 5, 2003 also contributed to the decline in revenue. Overall, the wireless telecommunications industry was negatively impacted by the severe market downturn and more specifically by a rapid decline in expenditures for capital infrastructure equipment by service providers.

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

Expenses Related to Workforce Reductions and the Asset Sale to Sirenza

As a result of the continuing weakness in the wireless industry in 2002 and 2003 and the impact it had upon our revenues, we reduced our workforce and incurred severance expenses. Additionally, we incurred costs in connection with the asset sale to Sirenza. Expenses related to workforce reductions and the asset sale to Sirenza were as follows (in thousands of dollars):

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

Liquidity and Capital Resources

At June 30, 2004, all the remaining available assets of the Company had been distributed to our shareholders. Approximately $102,000 in cash has been set aside to settle final liabilities which include: (1) preparation of our 2004 fiscal year tax return, (2) payment to our independent accountants for various audit services, and (3) other miscellaneous fees for professional services to be provided to the Company.

As of June 30, 2003, we had $60,000 of unrestricted cash. During the period from July 1, 2002 to May 5, 2003, operations consumed $4.4 million of cash primarily due to losses incurred.

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

Contractual Obligations

At June 30, 2004, we had no contractual obligations requiring tabular disclosure.

Effect of Recently Issued Accounting Standards

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2004, we were not exposed to any market risks. The carrying amounts of cash and accounts payable approximate fair value because of the short maturities of these instruments.

At June 30, 2003, we were exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes resulted from cash deposits managed by Colorado Business Bank. During that time, we had no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our results of operations by less than $1,000 for the year ended June 30, 2003. Additionally we were exposed to the effects of adverse changes in the fair value of marketable securities. We had an investment in the common stock of Sirenza acquired in connection with the asset sale with no financial instrument in place to manage the impact of a change in the fair value. We estimate that a 10% increase or decrease in the fair value would have impacted the change in net assets in liquidation by approximately $661,000 at June 30, 2003.

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

As of May 5, 2003 the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K was performed by the Company’s Board of Directors. Based on that evaluation, the Board has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004.

PART III

Item 10. Executive Officers and Directors of the Registrant

Executive Officers

Concurrent with the closing of the asset sale with Sirenza on May 5, 2003, all employees of the Company resigned or were terminated. Effective May 6, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by Cloyses under the direction of our Board of Directors.

Directors

David A. Lisowski – Director. Mr. Lisowski, age 51, was elected a Director on June 26, 1996. Mr. Lisowski is the President of the Denver Wholesale Florist Company, a national wholesale florist, for which he has been the President and Chief Executive Officer since 1993. He was employed by Central Bank of Denver, N.A., a commercial bank in Colorado, and various affiliated banks from 1972 to 1992. His employment with Central Bank included serving as Senior Vice President of Commercial Lending in Southern Colorado as well as various other positions. Mr. Lisowski attended Metropolitan State College where he received a BS degree in Finance in 1988.

Anthony B. Petrelli – Acting Chairman of the Board and Director. Mr. Petrelli, age 51, was elected a Director on October 17, 1997 and became Acting Chairman of the Board of Directors on July 3, 2001. Mr. Petrelli has served as Senior Vice President of Investment Banking Services at Neidiger, Tucker, Bruner, Inc., an investment banking firm and registered broker-dealer in Denver, Colorado, since May of 1987. He formerly served as a Director of Guardian Acceptance Corp., a consumer finance company in Denver, Colorado, for which he served as President from September 1996 until December 1997. Mr. Petrelli received a BS degree in Business in 1974 and an MBA in 1979 from the University of Colorado.

David M. Risley – Director. Mr. Risley, age 60, was elected a Director on November 27, 2001. He currently serves as Senior Vice President and Chief Financial Officer of La-Z-Boy Inc., a $2.2 billion furniture manufacturer. Mr. Risley also serves as a member of the Board of Directors of Tecumseh Products Company. Prior to joining La-Z-Boy, he was Vice President of Finance and Chief Financial Officer with Aeroquip Vickers, Inc., a manufacturing firm serving the industrial, aerospace and automotive markets with power and motion control devices, fluid connectors and composite components. He holds a BBA in Accounting from the University of Iowa and an MBA in Finance from Loyola University of Chicago.

The Company currently does not have any employees or executive officers. All persons providing services to the Company, including Cloyses, are doing so in their capacity as independent contractors.

Audit Committee

The Board of Directors has determined that Mr. Risley qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal years ended June 30, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Since, in connection with the closing of the asset sale with Sirenza on May 5, 2003, all employees of the Company resigned or were terminated, the Company has not adopted a code of ethics.

Item 11. Executive Compensation

Concurrent with the closing of the asset sale with Sirenza on May 5, 2003, all employees of the Company resigned or were terminated. Effective May 6, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by Cloyses under the direction of our Board of Directors.

Directors’ Compensation

During the fiscal year ended June 30, 2004, we had an arrangement whereby each outside Director received $3,000 per financial quarter. We reimbursed outside Directors for their expenses in attending meetings of the Board of Directors and its committees.

Compensation Committee Interlocks

Upon closing of the asset sale and the termination or resignation of all of its employees, the Compensation Committee was disbanded.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of June 30, 2004, the Company had no securities to be issued upon exercise of outstanding options, warrants or rights. All equity compensation plans have been terminated in connection with the asset sale and dissolution of the Company.

Security Ownership of Certain Beneficial Owners and Management

As of June 28, 2004, all remaining assets of the Company were distributed to our shareholders and the stock transfer books were closed. Under our Amended Plan of Dissolution the distribution of our remaining assets to our shareholders resulted in the complete redemption and cancellation of all outstanding shares of Common Stock. Accordingly, there are no remaining holders of record of our common stock.

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

The Company entered into an Amended and Restated Indemnity Agreement with each of David A. Lisowski, Anthony B. Petrelli and David M. Risley, each dated as of March 11, 2003 (the “Indemnity Agreements”). The Indemnity Agreements provide that the Company shall indemnify each indemnitee to the fullest extent permitted by law, including against any and all reasonable expenses, witness fees, damages, judgments, fines and amounts paid because of any claim made against or by the indemnitee in connection with any threatened, pending or completed action, suit or other proceeding of any sort to which the indemnitee is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that the indemnitee is, was or at any time becomes a director, officer, employee or other agent of the Company. The Company’s obligation to indemnify does not apply where a determination has been made that the indemnitee is not entitled to indemnification under applicable law, in which case the indemnitee agrees to reimburse the Company for any amounts previously paid or advanced to the indemnitee. Additionally, the Company shall not be required to indemnify an indemnity for any claims for which indemnification is not lawful, on account of the indemnitee’s conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct, for claims initiated by the indemnitee and not by way of defense (except in certain limited circumstances), to the extent which payment is actually made to the indemnity under a valid and collectible insurance policy or under a valid and enforceable indemnity clause, by law or agreement, or for claims under Section 16 of the Securities Exchange Act of 1934.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by KPMG LLP for professional services rendered for the fiscal years ended June 30, 2004 and 2003:

Fee Category	Fiscal 2004	Fiscal 2003
Audit Fees (1)	$21,500	$112,641
Audit-Related Fees (2)	32,281	26,808
Tax Fees (3)	27,780	22,475
All Other Fees	—	—

Total Fees	$81,531	$161,924

All 2003 fees described above were pre-approved by the Audit Committee.

(1) Audit fees consist of fees paid for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Q’s, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for audits of employee benefit plans and consulting on employee benefits.

(3) Tax fees consist of fees for tax consultation and tax compliance services.

Pre-Approval Policies and Procedures.

The Audit Committee complies with procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service.

The Audit Committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the principal auditor’s independence.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit No.	Description
2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on May 5, 2003 filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

3.2	Amended and Restated Bylaws adopted September 26, 2002 and filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002 and filed as Exhibit 4.7 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6,

Exhibit No.	Description
1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.

10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002 filed as Exhibit 10.15 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002 filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002) filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.18	Employment Agreement with Charles R. Bland dated August 1, 2002 filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002 filed as Exhibit 10.19 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002 filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002 filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002 filed as Exhibit 10.22 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002 filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.24	Employment Agreement with Larry M. Romero dated August 1, 2002 filed as Exhibit 10.24 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002 filed as Exhibit 10.25 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002 filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.

10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz filed as Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.31 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.33 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.34 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.35 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.36	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12,1997 by and between Vari-L Corporation, Inc. and Five K Investments filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.37	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through

Exhibit No.	Description
their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

10.38	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.39	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.40	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.41	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.42	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado filed as Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

23	Letter Agreement dated May 6, 2003 between Vari-L Corporation, Inc. and Cloyses Partners, LLC filed as exhibit 10.43 to the Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

31	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31 to the company’s Annual Report on Form 10-K for the year ended June 30, 2004.

32	Certification pursuant to 18 U.S.C Section 1350 by the Board of Directors, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, for the period from July 1, 2002 to May 5, 2003 and for the year ended June 30, 2002

Reports on Form 8-K

A report on Form 8-K dated June 15, 2004 under Items 5 and 7 was filed with the Commission on June 15, 2004.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Lisowski	Date: August 10, 2004

David A. Lisowski, Director

/s/ Anthony B. Petrelli	Date: August 10, 2004

Anthony B. Petrelli, Director

/s/ David M. Risley	Date: August 10, 2004

David M. Risley, Director

VL DISSOLUTION CORPORATION

Financial Statements

June 30, 2004

(With Independent Auditors’ Report Thereon)

VL DISSOLUTION CORPORATION

Financial Statements

June 30, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors
VL Dissolution Corporation:

We have audited the accompanying statements of net assets in liquidation of VL Dissolution Corporation as of June 30, 2004 and 2003, and the related statements of changes in net assets in liquidation for the year ended June 30, 2004 and for the period from May 6, 2003 to June 30, 2003. We have also audited the related statements of operations, stockholders’ equity, and cash flows for the period from July 1, 2002 to May 5, 2003 and for the year ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of VL Dissolution Corporation as of June 30, 2004 and 2003, the changes in its net assets in liquidation for the year ended June 30, 2004 and for the period from May 6, 3003 to June 30, 2003, and the results of its operations and its cash flows for the period from July 1, 2002 to May 5, 2003, and for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedule II—Valuation and Qualifying Accounts as of May 5, 2003 and for the period from July 1, 2002 to May 5, 2003, and for the year ended June 30, 2002 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP

Denver, Colorado
July 19, 2004

VL DISSOLUTION CORPORATION

Statements of Net Assets in Liquidation

(in thousands of dollars)

	June 30,	June 30,
	2004	2003
Assets
Cash and cash equivalents	$102	60
Restricted cash	—	1,475
Prepaid expenses and other assets	—	96
Investment in common stock of Sirenza	—	4,065
Restricted investment in common stock of Sirenza	—	2,542

	$102	8,238

Liabilities
Accounts payable and accrued costs of liquidation	$(102)	(2,530)
Settlement obligation to issue 2,000,000 shares of common stock	—	(1,200)

Commitments and contingencies
Net assets in liquidation	$—	4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Changes in Net Assets in Liquidation

(in thousands of dollars)

		Period from
		May 6, 2003
	Year ended	to
	June 30, 2004	June 30, 2003
Net increase (decrease) in net assets in liquidation (Note 3):
Mark-to-market adjustments, including realized gains on sale of investment in common stock of Sirenza	$7,334	1,920
Net death benefits from life insurance policy	329	—
Refund of use tax paid	60	—
Adjustment to estimated costs of liquidation	(199)	—
Interest income	7	—
Issuance of 2.0 million shares of common stock to fund settlement obligation	1,200	—
Distribution of 2.7 million shares of Sirenza common stock	(11,753)	—
Distribution of cash to shareholders	(1,486)	—

Net increase (decrease) in net assets in liquidation	(4,508)	1,920
Net assets in liquidation, beginning of period	4,508	2,588

Net assets in liquidation, end of period	$—	4,508

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Operations

(in thousands of dollars, except share and per share data)

	Period from
	July 1, 2002	Year ended
	to	June 30,
	May 5, 2003	2002
Net sales	$13,911	21,348
Cost of goods sold	10,148	13,582

Gross profit	3,763	7,766

Operating expenses:
Selling	2,299	2,925
General and administrative	5,040	6,398
Research and development	2,444	2,653
Expenses related to workforce reductions and the asset sale to Sirenza (Note 6)	3,636	101
Expenses relating to accounting restatements and related legal matters, net of recoveries (Note 7)	82	1,805

Total operating expenses	13,501	13,882

Operating loss	(9,738)	(6,116)
Other income (expense):
Interest income	18	48
Interest expense	(866)	(199)
Gain on sale/disposal of assets, net	6,284	—
Other, net	375	12

Total other income (expense)	5,811	(139)

Net loss	$(3,927)	(6,255)

Loss per share, basic and diluted (Note 8)	$(0.54)	(0.87)

Weighted average shares outstanding, basic and diluted	7,258,853	7,152,342

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Stockholders’ Equity

Period from July 1, 2002 to May 5, 2003 and for the year ended June 30, 2002

(in thousands of dollars, except share data)

	Common stock		Additional paid-in	Unamortized stock compensation	Accumulated	Total stockholders’
	Shares	Amount	capital	cost	deficit	equity
Balance June 30, 2001	7,107,161	71	36,829	(79)	(22,992)	13,829
Common stock issued under employee stock purchase plan	76,011	1	123	—	—	124
Common stock issued under stock award plan	2,900	—	4	—	—	4
Common stock repurchased and retired	(6,240)	—	(7)	—	—	(7)
Stock options forfeited	—	—	(4)	4	—	—
Amortization of stock compensation cost	—	—	—	44	—	44
Net loss	—	—	—	—	(6,255)	(6,255)

Balance June 30, 2002	7,179,832	$72	36,945	(31)	(29,247)	7,739
Common stock issued under employee stock purchase plan	169,874	2	115	—	—	117
Common stock issued under stock award plan	3,600	—	1	—	—	1
Common stock surrendered and retired	(100,813)	(1)	(75)	—	—	(76)
Common stock exercised under stock option plan	96,079	—	23	—	—	23
Stock options forfeited	—	—	(3)	3	—	—
Amortization of stock compensation cost	—	—	—	28	—	28
Net loss	—	—	—	—	(3,927)	(3,927)

Balance May 5, 2003	7,348,572	$73	37,006	—	(33,174)	3,905
Effects of change to liquidation basis (Note 9)	—	—	—	—	(1,317)	(1,317)

Balance May 5, 2003	7,348,572	$73	37,006	—	(34,491)	2,588

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Statements of Cash Flows

(in thousands of dollars)

	Period from
	July 1, 2002	Year ended
	to	June 30,
	May 5, 2003	2002
Net income (loss)	$(3,927)	(6,255)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,679	2,095
Gain on sale/disposal of assets	(6,284)	—
Loss on disposal of other assets	59	30
Common stock issued under profit sharing and stock award plans	1	4
Common stock surrendered and retired	(76)	—
Amortization of stock compensation	28	44
Write-off of debt issue costs	59	—
Forfeiture and write-off of deposits	131	—
Settlement obligation to issue 2,000,000 shares of common stock	—	1,200
Changes in:
Accounts receivable, inventories, prepaid expenses and other assets	2,025	4,457
Accounts payable, accrued expenses and other liabilities	1,905	(751)

Total adjustments	(473)	7,079

Cash provided by (used in) operating activities	(4,400)	824

Cash flows from investing activities:
Purchases of property and equipment	(156)	(953)
Proceeds from sale of other assets	23	59
Consideration from sale of assets to Sirenza	3,835	—
Net proceeds (investment) from cash surrender value of whole life insurance	269	(29)

Cash provided by (used in) investing activities	3,971	(923)

Cash flows from financing activities:
Proceeds from notes payable	5,751	7,257
Payments of notes payable	(578)	(8,738)
Proceeds from long-term obligations	—	484
Payments of long-term obligations	(1,527)	(422)
Payment of debt issue costs	—	(59)
Proceeds from common stock issued under stock option plan	23	—
Proceeds from common stock issued under stock purchase plan	117	124
Common stock repurchased and retired	—	(7)

Cash provided by (used) in financing activities	3,786	(1,361)

Increase (decrease) in cash and cash equivalents	3,357	(1,460)
Cash and cash equivalents at beginning of period	553	2,013

Cash and cash equivalents at end of period	$3,910	553

Supplemental disclosure of cash flow information:
Cash paid for interest	$819	159

Cash paid for income taxes	$—	—

See accompanying notes to financial statements.

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

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

Pursuant to the amended plan of dissolution, which was approved by the shareholders at the special stockholders’ meeting on May 5, 2003, the Company’s operations were limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of May 5, 2003, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates.

In connection with the asset sale and the dissolution of the Company, the Company filed articles of amendment to change its name from Vari-L Company, Inc. to VL Dissolution Corporation, effective May 5, 2003.

Final dissolution of the Company and related distributions to its stockholders could not occur prior to obtaining final resolution of all liquidation issues and expiration of the period during which Sirenza could make an indemnity claim. The expiration of the period during which Sirenza was entitled to make an indemnity claim against the Company was March 31, 2004. Sirenza and its indemnified parties did not make any claims against the Company. Effective June 28, 2004, resolution of all liquidation issues and final distributions to its stockholders occurred. During the year ended June 30, 2004, the Company made aggregate distributions (or conversion to cash in the case of fractional shares) of approximately 2.7 million shares of Sirenza’s common stock to its shareholders valued at $11.8 million and $1.5 million in cash. At June 30, 2004, the Company has satisfied its known liabilities and distributed all of its assets other than a small cash balance to satisfy any remaining liabilities relating to its liquidation. Accordingly, the Company will not make any further distributions to its shareholders and the Company will cease to exist in any capacity.

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

(2)	Summary of Significant Accounting Policies

(a)	Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, estimated costs of liquidation and commitments and contingencies. Actual results could differ from those estimates.

(b)	Restricted cash

In connection with the asset sale, $1.475 million of cash was restricted as to withdrawal and was retained in a separate bank account designated for such purpose. The cash was to remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties were paid or otherwise resolved. Sirenza and its indemnified parties did not make any claims against the Company. Accordingly, the restricted designation was removed effective March 31, 2004.

(c)	Marketable securities

Marketable securities consisted of an investment in the common stock of Sirenza, were classified as held for trading and were recorded at fair value. In connection with the asset sale, the Company held approximately 1.3 million shares that were restricted as to withdrawal or distribution. The shares were to remain restricted until the later of March 31, 2004 or the date at which all indemnification claims against the Company made by Sirenza and its indemnified parties were paid or otherwise resolved. Sirenza and its indemnified parties did not make any claims against the Company. Accordingly, the restricted designation was removed effective March 31, 2004.

Unrealized gains on Sirenza’s common shares distributed to our shareholders were reported in the Statements of Changes in Net Assets in Liquidation.

(d)	Income taxes

For the period from July 1, 2002 to May 5, 2003, and for the year ended June 30, 2002, the Company recorded no provision for federal or state income taxes since a valuation allowance was provided for the income tax benefit of the net operating losses incurred during those periods.

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

(e)	Research and Development and Advertising Costs

Research and development and advertising costs were expensed when incurred. Research and development expense for the period from July 1, 2002 to May 5, 2003 and for the year ended June 30, 2002 totaled $2.4 million and $2.7 million, respectively. This amount was comprised of product development expenses of $1.7 million and $1.9 million, respectively, which represented the design costs associated with customized products for customers. Additionally this amount was comprised of research expenses of $729,000 and $813,000, respectively, which were costs associated with the development of new product lines. Advertising costs were $141,000 for the period from July 1, 2002 to May 5, 2003 and $220,000 for the year ended June 30, 2002.

(f)	Revenue Recognition

Revenues were recognized at the time of shipment. Provisions were made for sales discounts and allowances at the time product sales were recognized.

(3)	Changes in Net Assets in Liquidation

(a)	Net realized gains on sale of investment in common stock of Sirenza

During the year ended June 30, 2004, the Company sold 570,974 shares generating proceeds of approximately $2.2 million, realizing net gains of $1.3 million. The proceeds were used to satify liabilities and pay expenses of the Company.

(b)	Net death benefits

The Company was a beneficiary to a life insurance policy in which a former officer was named as the insured. Under the policy, the Company was entitled to 100% of the net death benefits. In January 2004, the Company was notified of the death of this former officer. The Company received the net proceeds from the life insurance policy during April 2004 and recorded the receipt of $329,000 in its Statement of Changes in Assets for the year ended June 30, 2004.

(c)	Adjustment to estimated costs of liquidation

During the year ended June 30, 2004, the Company recorded an adjustment of $199,000 representing an increase in its original estimate of the costs to be incurred during dissolution. The increase primarily represents unanticipated costs incurred in connection with the distribution of Sirenza’s common stock to the Company’s shareholders.

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

(d)	Issuance of 2.0 million shares of common stock to fund settlement obligation

During October 2003, the Company issued an aggregate of 2.0 million shares of its common stock to the shareholders in the plaintiff class pursuant to the settlement of the private securities class action. The Company recorded a liability of $1.2 million for the issuance of the settlement shares in June 2002, when all substantive aspects of the settlement were agreed upon, based upon the fair market value of the shares on such date.

(e)	Distribution of 2.7 million shares of Sirenza common stock

During the year ended June 30, 2004, the Company made aggregate distributions (or conversion to cash in the case of fractional shares) of 2,683,683 shares of Sirenza’s common stock to its shareholders valued at $11.8 million.

(4)	Stock Transfer Books

The Company received a total of 3,254,657 shares of Sirenza common stock in the asset sale. The Company either sold, in order to satisfy its liabilities and pay expenses of the Company, or distributed all of the shares. The Company has also distributed all of its remaining cash, other than a small reserve to satisfy any remaining liabilities. As such, the Company will not make any further distributions to its shareholders and the Company will cease to exist in any capacity.

As outstanding shares of the Company’s common stock are deemed worthless as of the date of final distribution, the Company’s Board of Directors approved the closing of the Company’s stock transfer books. Accordingly, no transfers of shares of the Company’s common stock have been registered on the Company’s stock transfer books or otherwise recognized by the Company after July 13, 2004, the date on which our transfer books were closed.

The Company has also filed Form 15 with the Securities and Exchange Commission, pursuant to which its duty to file reports required under Section 13(a) of the Securities Exchange Act of 1934, as amended, was immediately suspended and its duty to file reports required under Section 15(d) of the Securities Exchange Act of 1934, as amended, was suspended as of June 30, 2004. This annual report represents the Company’s final periodic report to be filed with the Securities Exchange Commission. No other filings will be made with the Securities and Exchange Commission and no further communications will be made to the former shareholders of the Company.

(5)	Effects of Change to Liquidation Basis

Commencing on May 5, 2003, the Company’s operations were limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of May 5, 2003. Upon changing to the liquidation basis of accounting, which assumes that assets and liabilities are reflected at the estimated amounts to be paid or received, the Company recorded a charge to equity of $1.317 million representing an estimate of the costs to be incurred during dissolution of the Company.

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

At June 30, 2003, the following represented the estimated costs of liquidation (in thousands of dollars):

Insurance premiums	$407
Officer stay payments	383
Legal, audit and tax services	349
Other estimated costs of liquidation	178

Total	$1,317

During the year ended June 30, 2004, actual costs of liquidation were revised to $1.516 million. See Note 3 for additional information.

(6)	Certain Risks and Concentrations prior to the Liquidation Period

The Company’s products were sold to original equipment manufacturers of communications equipment, either in commercial or military markets. The following table shows the percentage of total revenues contributed by significant customers for the periods presented. A significant customer was defined as one contributing 10% or more of total revenues.

	Period from
	July 1, 2002	Year ended
	to	June 30,
	May 5, 2003	2002
Nokia	22.73%	17.49%
Motorola	12.98%	16.71%
ACAL Electronics (includes Siemens)	10.66%	12.99%

The Company produced and sold electronic components in four product lines. Net sales for each of the product lines for the periods presented were as follows (in thousands of dollars):

	Period from
	July 1, 2002	Year ended
	to	June 30,
	May 5, 2003	2002
Commercial Signal Source Components	$10,541	15,615
Hi-Rel Signal Source Components	2,684	3,651
Military Signal Processing Components	630	1,848
Other products	56	234

Net sales	$13,911	21,348

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

The Company attributed sales to customers based on the country to which the products were shipped. Net sales by country were as follows (in thousands of dollars):

	Period from
	July 1, 2002	Year ended
	to	June 30,
	May 5, 2003	2002
United States	$5,954	8,985
China	2,506	3,800
Finland	2,217	2,995
Germany	647	1,147
Sweden	623	1,321
Italy	404	462
England	232	1,349
Canada	201	109
Other	1,127	1,180

	$13,911	21,348

(7)	Expenses Related to Workforce Reductions and the Asset Sale to Sirenza prior to the Liquidation Period

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

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

(8)	Expenses of Accounting Restatements, Stockholder Litigation and Related Matters prior to the Liquidation Period

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

The accounting restatements were completed in February 2001. Additionally, during October 2002 and December 2002, the Company, the individual defendants in the private securities class action, the Agricultural Excess and Surplus Insurance Company, and the individual defendants in the action against former officers attended global settlement conferences. All parties involved reached an agreement in principle for the global settlement of all litigation. On January 22, 2003, the Company, the class action representatives and the individual defendants in the private securities class action executed and filed a Stipulation of Settlement with the United States District Court for the District of Colorado (the “Court”). On March 28, 2003, the Court held a fairness hearing regarding the settlement of the private securities class action. At the hearing, the Court approved the settlement of the private securities class action as fair and reasonable to the members of the class. Following the hearing, the Court entered its final judgment and order of dismissal of the actions with prejudice. The terms under the Stipulation provided that the Company pay $250,000 in cash and issue 2.0 million shares of its common stock valued at $1.2 million to settle that action.

Expenses relating to accounting restatements and related legal matters, net of recoveries, were as follows (in thousands of dollars):

	Period from	Year ended
	July 1, 2002 to	June 30,
	May 5, 2003	2002
Legal fees incurred in connection with the stockholder lawsuits, Special Litigation Committee and the global settlement	$199	472
Approximate cost to settle the Private Securities Class Action	—	1,450
Other adjustments related to legal settlements	(117)	(117)

Total	$82	1,805

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

(9)	Earnings Per Share prior to the Liquidation Period

The Company computed net loss per share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of shares of common stock increased for potentially dilutive common shares outstanding. The effects of potential common stock equivalents were not been included in the computation of diluted net loss per share as their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Period from
	July 1, 2002 to	Year ended
	May 5, 2003	June 30, 2002
Net income (loss)	$(3,927)	(6,255)

Weighted average shares outstanding	7,258,853	7,152,342

Basic and diluted net income (loss) per share	$(0.54)	(0.87)

VL DISSOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2004

(10)	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for periods prior to change to liuidation basis accounting (in thousands of dollars, except per share amounts):

	Quarters Ended
	September 30,	December 31,	March 31,	May 5,
	2002	2002	2003	2003*
Net sales	$3,982	4,309	4,024	1,596

Gross profit	922	1,241	1,315	285

Operating loss	(2,159)	(2,485)	(1,489)	(3,605)

Net income (loss)	(2,321)	(2,751)	(1,816)	2,961

Basic and diluted earnings (loss) per share	(0.32)	(0.38)	(0.25)	0.41

* On May 5, 2003, the Company completed the sale of all of its operating assets to Sirenza and ceased preparing its financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the period ended May 5, 2003 are not comparable to prior quarters.

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

(c) Reserves deducted against proceeds from sale of assets to Sirenza.

See accompanying report of independent registered public accounting firm.

Exhibit Index

Exhibit No.	Description
2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on May 5, 2003 filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.

3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

3.2	Amended and Restated Bylaws adopted September 26, 2002 and filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.

4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.

4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002 and filed as Exhibit 4.7 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6,

Exhibit No.	Description
1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.

10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.

10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.

10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.

10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002 filed as Exhibit 10.15 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002 filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002) filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.18	Employment Agreement with Charles R. Bland dated August 1, 2002 filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002 filed as Exhibit 10.19 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002 filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002 filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002 filed as Exhibit 10.22 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002 filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.24	Employment Agreement with Larry M. Romero dated August 1, 2002 filed as Exhibit 10.24 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002 filed as Exhibit 10.25 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002 filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.

10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz filed as Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.31 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.33 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.34 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.35 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

10.36	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12,1997 by and between Vari-L Corporation, Inc. and Five K Investments filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.37	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through

Exhibit No.	Description
their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

10.38	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.39	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.40	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.41	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.42	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado filed as Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

23	Letter Agreement dated May 6, 2003 between Vari-L Corporation, Inc. and Cloyses Partners, LLC filed as exhibit 10.43 to the Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

31	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31 to the company’s Annual Report on Form 10-K for the year ended June 30, 2004..

32	Certification pursuant to 18 U.S.C Section 1350 by the Board of Directors, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the company’s Annual Report on Form 10-K for the year ended June 30, 2004.