Form 10-K/A
period 2003-06-30
VL DISSOLUTION CORP
filed 2004-08-18
CIK 917173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Class
Common Stock, $.01 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     At September 15, 2003, 7,348,572 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on September 15, 2003 was $8,156,915 based on the OTCBB closing price of $1.11 per share on that date.

EXPLANATORY NOTE

VL Dissolution Corporation hereby amends Part II, Item 9A and Part III, Item 14 of its Annual Report on Form 10-K for the fiscal year ended June 30, 2003 to conform certain disclosures and to to include the exhibits that were omitted from the original filing.

PART II — FINANCIAL INFORMATION

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

Furthermore, there have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     PART III – OTHER INFORMATION

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit No.	Description
2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on May 5, 2003 filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.
3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.
3.2	Amended and Restated Bylaws adopted September 26, 2002 and filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.
4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.
4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.
4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.
4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.
4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002 and filed as Exhibit 4.7 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.
10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.
10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.
10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.
10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

Exhibit No.	Description
10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.
10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.
10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.
10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.
10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.
10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.
10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002 filed as Exhibit 10.15 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002 filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002) filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.18	Employment Agreement with Charles R. Bland dated August 1, 2002 filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002 filed as Exhibit 10.19 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002 filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002 filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002 filed as Exhibit 10.22 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002 filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.24	Employment Agreement with Larry M. Romero dated August 1, 2002 filed as Exhibit 10.24 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002 filed as Exhibit 10.25 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002 filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.
10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz filed as Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.31 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.33 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.34 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.35 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.36	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12,1997 by and between Vari-L Corporation, Inc. and Five K Investments filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
10.37	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.
10.38	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.39	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.40	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.41	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

Exhibit No.	Description
10.42	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado filed as Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.43*	Letter Agreement dated May 6, 2003 between Vari-L Corporation, Inc. and Cloyses Partners, LLC.
23*	Consent of KPMG LLP
31	Certification by the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Board of Directors pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.

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

/s/ DAVID A. LISOWSKI David A. Lisowski, Director	Date: August 17, 2004
/s/ ANTHONY B. PETRELLI Anthony B. Petrelli, Director	Date: August 17, 2004
/s/ DAVID M. RISLEY David M. Risley, Director	Date: August 17, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended Plan of Dissolution of Vari-L Company, Inc. as approved by the shareholders at the special meeting held on May 5, 2003 filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
3.1a	Restated Articles of Incorporation, as Amended, filed as Exhibit 4.1 to the Form S-8 Registration Statement (No. 33-88666) and incorporated herein by reference.
3.1b	Articles of Amendment to the Articles of Incorporation filed as Exhibit 3.1b to the Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.
3.2	Amended and Restated Bylaws adopted September 26, 2002 and filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
4.1	Specimen Certificate for $.01 par value Common Stock filed as Exhibit 4.3 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.
4.2	Rights Agreement with American Securities Transfer, Inc. dated March 15, 1996 filed as Exhibit 4.2 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.
4.3	Specimen Certificate for Right to Purchase $.01 par value Common Stock filed as Exhibit 4.3 to the Form 8-A/A Registration Statement (No. 0-23866) and incorporated herein by reference.
4.4	Securities Purchase Agreement with the Purchasers dated March 4, 1997 filed as Exhibit 4.5 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.
4.6	Form of Warrant to Purchase Common Stock issued to the Purchasers under the Securities Purchase Agreement dated March 4, 1997 filed as Exhibit 4.7 to the Form S-3 Registration Statement (No. 333-25173) and incorporated herein by reference.
4.7	Amendment No. 1 to Rights Agreement with American Securities Transfer, Inc. dated October 7, 2002 and filed as Exhibit 4.7 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.1	Executive Employment Agreement with Joseph H. Kiser, dated effective June 1, 1997, filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.
10.2	Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended on December 6, 1990 and March 23, 1993, filed as Exhibit 10.15 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.
10.3	Settlement Agreement with Joseph H. Kiser, David G. Sherman, Alwin E. Branson and Carolyn Y. Kiser dated January 31, 1992, as amended March 23, 1993, filed as Exhibit 10.18 to the Form SB-2 Registration Statement (No. 33-74704-D) and incorporated herein by reference.
10.4	Profit Sharing Plan and Trust Agreement, as amended and restated effective April 19, 1994 filed as Exhibit 10.16 to the Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10.5	Lease Agreement dated March 12, 1997 with Five K Investments for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.
10.6	Third Amendment to Lease Agreement dated January 1, 1987 with J.C. Enterprises for the facility located at 5165 Peoria Street, Denver, Colorado, as amended December 6, 1990, March 23, 1993, and October 30, 1998 filed as Exhibit 10.6 to the Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

Exhibit No.	Description
10.7	Termination and Consulting Agreement with David G. Sherman dated August 1, 2000 filed as Exhibit 10.1 to the Form 8-K dated August 1, 2000 and incorporated herein by reference.
10.8	Employment Agreement with Timothy M. Micun dated March 2, 2001 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10.9	Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.2 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.
10.10	Patent and Trademark Security Agreement with Wells Fargo Business Credit, Inc. dated June 28, 2001 filed as Exhibit 99.3 to the Form 8-K dated June 28, 2001 and incorporated herein by reference.
10.11	First Amendment to Credit and Security Agreement dated September 17, 2001 filed as Exhibit 10.1 to the Form 10-Q dated September 30, 2001 and incorporated herein by reference.
10.12	Employee Stock Purchase Plan effective as of November 30, 2001 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.
10.13	Amended and Restated Tandem Stock Option and Stock Appreciation Rights Plan, effective as of January 1, 2002 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.
10.14	Stock Grant Plan effective as of January 1, 2002 filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
10.15	Agreement between Vari-L Company, Inc. and Asvan Technology, LLC dated January 25, 2002 filed as Exhibit 10.15 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.16	Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated February 8, 2002 filed as Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.17	Form of Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen (dated June 1, 2001), Sarah L. Booher (dated July 5, 2001), David A. Lisowski (dated July 5, 2001), Anthony B. Petrelli (dated July 5, 2001), David M. Risley (dated November 21, 2001) and Robert C. Dixon (dated January 11, 2002) filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.18	Employment Agreement with Charles R. Bland dated August 1, 2002 filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.19	Employment Agreement with Russell M. Crouch dated August 1, 2002 filed as Exhibit 10.19 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.20	Employment Agreement with Richard P. Dutkiewicz dated August 1, 2002 filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.21	Employment Agreement with Ernest C. Hafersat dated August 1, 2002 filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.22	Employment Agreement with Janice E. Hyland dated August 1, 2002 filed as Exhibit 10.22 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.23	Employment Agreement with Matthew D. Pope dated August 1, 2002 filed as Exhibit 10.23 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.24	Employment Agreement with Larry M. Romero dated August 1, 2002 filed as Exhibit 10.24 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.25	Employment Agreement with Timothy G. Schamberger dated August 1, 2002 filed as Exhibit 10.25 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.26	Employment Agreement with Daniel J. Wilmot dated August 1, 2002 filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.27	Engagement letter with Green, Manning & Bunch, Ltd. dated September 9, 2002 filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.28	Forbearance Agreement and Third Amendment to Credit and Security Agreement with Wells Fargo Business Credit, Inc. dated September 26, 2002 filed as Exhibit 99.1 to the Form 8-K dated October 1, 2002 and incorporated herein by reference.
10.29	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company with Charles R. Bland filed as Exhibit 10.29 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.30	Indemnity Agreement, dated October 2, 2002, by and among Vari-L Company, Inc. with Richard P. Dutkiewicz filed as Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.31	Memorandum of Understanding dated October 3, 2002 between Vari-L Company, Inc. and the plaintiffs in Civil Action No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek Bailey, Joseph Kiser, David G. Sherman and Jon Clark in the United States District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.31 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.32	Loan Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.32 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.33	Security Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.33 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.34	Exclusivity and Right of First Refusal Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.34 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.35	Resale Registration Rights Agreement with Sirenza Microdevices, Inc. dated October 7, 2002 filed as Exhibit 10.35 to the Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference.
10.36	Letter Agreement dated November 12, 2002 between Vari-L Corporation, Inc. and Five K Investments amending that certain lease agreement dated as of March 12,1997 by and between Vari-L Corporation, Inc. and Five K Investments filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
10.37	Stipulation of Settlement dated January 22, 2003 between Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman, Jon L. Clark and the plaintiffs in Civil No. 00-S-1198 between plaintiffs Michael Rasner, et al., on behalf of themselves and other similarly situated and defendants Vari-L Company, Inc., Derek L. Bailey, Joseph H. Kiser, David G. Sherman and Jon L. Clark in the United State District Court, District of Colorado, by and through their respective attorneys, for settlement of litigation against Vari-L Company, Inc. filed as Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.
10.38	Form of Amended and Restated Indemnity Agreement by and among Vari-L Company, Inc. and each of Gil J. Van Lunsen, Sarah L. Booher, David A. Lisowski, Anthony B. Petrelli, David M. Risley, Robert C. Dixon, Charles A. Bland and Richard P. Dutkiewicz each dated as of March 11, 2003 filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.39	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 11101 East 51st Street, Denver, Colorado filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.40	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 5165 Peoria Street, Denver, Colorado filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.41	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4895 Peoria Street, Denver, Colorado filed as Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

Exhibit No.	Description
10.42	Sublease Agreement dated March 31, 2003, by and among Vari-L Company, Inc. and Olin Acquisition Corporation for the facility located at 4955 Peoria Street, Denver, Colorado filed as Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.43	Letter Agreement dated May 6, 2003 between Vari-L Corporation, Inc. and Cloyses Partners, LLC.*
23	Consent of KPMG LLP*
31	Certification by the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Board of Directors pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.