Form 10-Q/A
period 2003-09-30
VL DISSOLUTION CORP
filed 2004-08-18
CIK 917173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003	Commission File No. 0-23866

VL DISSOLUTION CORPORATION

(Exact name of Registrant as specified in its charter.)

Colorado	06-0679347

(State of Incorporation)	(I.R.S. Employer identification No.)

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

Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

     At November 12, 2003, 9,348,572 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates on November 12, 2003 was $5,796,115 based on the OTCBB closing price of $0.62 per share on that date.

EXPLANATORY NOTE

VL Dissolution Corporation hereby amends Part I, Item 4 and Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 to conform certain disclosures and to include the exhibits that were omitted from the original filing.

PART I — FINANCIAL INFORMATION

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

Furthermore, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1*	Distribution Letter to Shareholders dated October 31, 2003 issued by the Company’s Board of Directors

31	Certification by the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Board of Directors pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K dated October 6, 2003 under Items 5 and 7 was filed with the Commission on October 10, 2003. A report on Form 8-K dated October 24, 2003 under Items 5 and 7 was filed with the Commission on October 24, 2003.

* Previously filed

SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID A. LISOWSKI David A. Lisowski, Director	Date: August 17, 2004
/s/ ANTHONY B. PETRELLI Anthony B. Petrelli, Director	Date: August 17, 2004
/s/ DAVID M. RISLEY David M. Risley, Director	Date: August 17, 2004

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Distribution Letter to Shareholders dated October 31, 2003 issued by the Company’s Board of Directors

31	Certification by the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Board of Directors pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed