Form 10-Q/A
period 2003-12-31
VL DISSOLUTION CORP
filed 2004-08-18
CIK 917173

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

EXPLANATORY NOTE

VL Dissolution Corporation hereby amends Part I, Item 4 and Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 to conform certain disclosures and to include the exhibits that were omitted from the original filing.

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

Furthermore, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certification by the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Board of Directors pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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